Form 10QSB
period 2001-03-31
OSK CAPITAL II CORP
filed 2004-03-29
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2001.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-28793__

                      OSK CAPITAL II CORP.
                 ---------------------------------------
                 (Name of small business in its charter)

     Nevada                             84-1491673
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

P.O. Box 461029         Glendale, CO             80246
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 394-1187

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes _____  No __X___

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/31/01 the following shares of common were outstanding: Common Stock, $.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL II CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2001



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL II CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 2001


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,653
                                                     ---------

     Total current assets                                1,653
                                                     ---------


     TOTAL ASSETS                                    $   1,653
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated
     during the
     development stage                                 (68,317)
                                                     ---------
                                                         1,653
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,653
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL II CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       six         six
                    (March 2,    months      months      months      months
                    1999) to     ended       ended       ended       ended
                    March 31,    March 31,   March 31,   March 31,   March 31,
                    2001         2001        2000        2001        2000
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $         -  $        -  $        -  $        -  $        -
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative      68,317       1,950       2,195        1,988       3,856
                    -----------  ----------  ----------   ----------  ----------

      Total expenses     68,317       1,950       2,195        1,988       3,856
                    -----------  ----------  ----------   ----------  ----------

NET LOSS                (68,317)     (1,950)     (2,195)      (1,988)     (3,856)

Accumulated deficit
  Balance, Beginning
  of period                   -     (66,367)    (63,051)     (66,329)    (61,390)
                    -----------  ----------  ----------   ----------  ----------

 Balance,
 End of period      $   (68,317) $  (68,317) $  (65,246) $   (68,317) $  (65,246)
                    ===========  ==========  ==========   ==========  ==========
NET LOSS PER SHARE  $     (0.02) $    (0.00) $    (0.00) $     (0.00) $    (0.00)
                    ===========  ==========  ==========   ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,309,632   3,416,000   3,312,703    3,416,000   3,246,491
                    ===========  ==========  ==========   ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the six    For the six
                                   1999) to       months ended   months ended
                                   March 31,      March 31,      March 31,
                                   2001           2001           2000
                                   -------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (68,317) $      (1,988) $      (3,856)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Decrease in accounts payable             -           (334)             -
       Stock issued for services           60,200              -            350
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (8,117)        (2,322)        (3,506)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Issuance of common
   stock                                    9,770              -          6,000
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     9,770              -          6,000
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,653         (2,322)         2,494

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          3,975          2,230
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,653  $       1,653  $       4,724
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               March 31, 2001



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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

	Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements", which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can acurately predict the future. Words such as "plans", "intends", "will", "hopes", "seeks", "anticipates", "expects", and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income, or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to succesfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income, or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.


Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $9,770 from its inside capitalization funds.
The Company's balance sheet for the period ending March 31, 2001 reflects a current asset value and a total asset value of $1,653, in the form of cash, as compared to $4,724 in current and total assets as of March 31, 2000.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

       From the date of filing of its registration statement under the Securities Exchange Act of 1934 (January 6, 2000) until the end of the first quarter of it's September 2001 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended December 31, 2000, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

	After the first quarter of its September 2001 fiscal year, the Company remained dormant for the remainder of 2001, 2002, and throughout most of 2003. The Company incurred no expenses for legal and accounting fees during the period it remained dormant, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate.

Plan of Operations and Need for Additional Financing

        The Company will require additional capital in order to pay the costs associated with completion and filing of its delinquet reports, to remain current on its future filings and to seek out suitable merger or acquisition candidates.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

           32.1 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K

           None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSK CAPITAL II CORP.
(Registrant)

Date: December 15,2003

/s/
Frank Kramer, Secretary/Treasurer

7