Form 10QSB
period 2001-06-30
OSK CAPITAL II CORP
filed 2004-03-29
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

 Yes _____  No __X__

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 6/30/01 the following shares of common were outstanding: Common Stock, $.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL II CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended June 30, 2001



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL II CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               June 30, 2001


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     712
                                                     ---------

     Total current assets                                  712
                                                     ---------


     TOTAL ASSETS                                    $     712
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $       -
                                                     ---------

     Total current liabilities                               -

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           66,554
   Deficit accumulated
     during the
     development stage                                 (69,258)
                                                     ---------
                                                           712
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     712
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL II CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                    For the
                    period from  For the     For the     For the     For the
                    inception    three       three       six         six
                    (March 2,    months      months      months      months
                    1999) to     ended       ended       ended       ended
                    June 30,     June 30,    June 30,    June 30,    June 30,
                    2001         2001        2000        2001        2000
                    -----------  ----------  ----------  ----------  ----------

REVENUES            $         -  $        -  $        -  $        -  $        -
                    -----------  ----------  ----------  ----------  ----------

EXPENSES
  Selling, general and
     administrative      69,258         941         749        2,929       4,605
                    -----------  ----------  ----------   ----------  ----------

      Total expenses     69,258         941         749        2,929       4,605
                    -----------  ----------  ----------   ----------  ----------

NET LOSS                (69,258)       (941)       (749)      (2,929)     (4,605)

Accumulated deficit
  Balance, Beginning
  of period                   -     (68,317)    (65,246)     (66,329)    (61,390)
                    -----------  ----------  ----------   ----------  ----------

 Balance,
 End of period      $   (69,258) $  (69,258) $  (65,995) $   (69,258) $  (65,995)
                    ===========  ==========  ==========   ==========  ==========
NET LOSS PER SHARE  $     (0.02) $    (0.00) $    (0.00) $     (0.00) $    (0.00)
                    ===========  ==========  ==========   ==========  ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         3,321,006   3,416,000   3,416,000    3,416,000   3,302,788
                    ===========  ==========  ==========   ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the nine   For the nine
                                   1999) to       months ended   months ended
                                   June 30,       June 30,       June 30,
                                   2001           2001           2000
                                   -------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (69,258) $      (2,929) $      (4,605)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Decrease in accounts payable             -           (334)             -
       Stock issued for services           60,200              -            350
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (9,058)        (3,263)        (4,255)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Issuance of common
   stock                                    9,770              -          6,000
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     9,770              -          6,000
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                712         (3,263)         1,745

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          3,975          2,230
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          712  $         712  $       3,975
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               June 30, 2001



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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $9,770 from its inside capitalization funds.
The Company's balance sheet for the period ending June 30, 2001 reflects a current asset value and a total asset value of $712, in the form of cash, as compared to $3,975 in current and total assets as of June 30, 2000.

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

Date: March 29, 2003

/s/
Frank Kramer, Secretary/Treasurer

7