Form 10QSB
period 2001-12-31
OSK CAPITAL II CORP
filed 2004-03-29
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2001.

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

 Yes ____  No __X___

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 12/31/01 the following shares of common were outstanding: Common Stock, $.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended December 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL II CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 2001



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL II CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               December 31, 2001



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
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL II CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                                  For the
                                 period from    For the       For the
                                  inception      three         three
                                 (March 2,      months        months
                                   1999) to     ended          ended
                                 December 31,  December 31,  December 31,
                                     2001         2001         2000
                                  -----------  -----------  ----------

REVENUES                          $         -  $        -   $        -
                                  -----------  -----------  ----------

EXPENSES
  Selling, general and
     administrative                   69,258            -           38
                                  -----------  ----------   ----------

      Total expenses                  69,258            -           38
                                  -----------  ----------   ----------

NET LOSS                             (69,258)           -          (38)

Accumulated deficit

  Balance, Beginning of period             -     (69,258)     (66,329)
                                  ----------  -----------   -----------

  Balance, End of period         $   (69,258) $  (69,258)  $  (66,367)
                                  ===========  ==========   ==========
NET LOSS PER SHARE               $     (0.02) $    (0.00)  $   (0.00)
                                  ===========  ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING                      3,337,894   3,416,000     3,416,000
                                  ===========  ==========    ==========

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the three  For the three
                                   1999) to       months ended   months ended
                                   December 31,   December 31,   December 31,
                                      2001           2001            2000
                                   -------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (69,258) $           -  $         (38)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
       Decrease in accounts payable             -              -           (296)
       Stock issued for services           60,200              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (9,058)             -           (334)

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Issuance of common
   stock                                    9,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                     9,770              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                712            712           (334)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            712          3,975
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          712  $         712  $       3,641
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2001



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital
II Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2001.

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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $9,770 from its inside capitalization funds.
The Company's balance sheet for the period ending December 31, 2001 reflects a current asset value and a total asset value of $712, in the form of cash, as compared to $3,641 in current and total assets as of December 31, 2000.
        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The
Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS

             31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

Date: March 29, 2004

/s/
Frank Kramer, Secretary/Treasurer

7