Form 10QSB
period 2003-12-31
OSK CAPITAL II CORP
filed 2004-03-30
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2003.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 12/31/03 the following shares of common were outstanding: Common Stock, $.001 par value, 3,416,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended December 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         OSK CAPITAL II CORP.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                           December 31, 2003



                             CONTENTS


     Balance Sheet                                       1
     Statements of Operations                            2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4

                             OSK CAPITAL II CORP.
                         (A Development Stage Company)
                                BALANCE SHEET
                               December 31, 2003


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,902
                                                     ---------

     Total current assets                                1,902
                                                     ---------


     TOTAL ASSETS                                    $   1,902
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $      25
                                                     ---------

     Total current liabilities                              25

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,416,000 shares issued and
     outstanding                                         3,416
   Additional paid-in capital                           70,154
   Deficit accumulated
     during the
     development stage                                 (71,693)
                                                     ---------
                                                         1,877
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                       $    1,902
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                           OSK CAPITAL II CORP.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                                    For the
                                   period from    For the        For the
                                    inception      three          three
                                   (March 2,       months         months
                                    1999) to       ended          ended
                                  December 31,  December 31,   December 31,
                                     2003          2003           2002
                                  ------------  ------------   ------------

REVENUES                          $          -  $          -   $          -
                                  ------------  ------------   ------------

EXPENSES
  Selling, general
  and administrative                    71,693          2,025             -
                                   ------------  ------------  ------------

      Total expenses                    71,693          2,025             -
                                   ------------  ------------  ------------

NET LOSS                               (71,693)        (2,025)            -

Accumulated deficit
    Balance, Beginning of period              -       (69,668)      (69,493)
                                   ------------  ------------  ------------

Balance, End of period            $    (71,693) $     (71,693) $    (69,493)
                                   ============  ============  ============
NET LOSS PER SHARE                $      (0.02) $       (0.00) $      (0.00)
                                   ============  ============  ============

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING                         3,358,257      3,416,000    3,416,000
                                   ============   ============ ============

The accompanying notes are an integral part of the financial statements.
                                  2

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (March 2,      For the three  For the three
                                   1999) to       months ended   months ended
                                   December 31,   December 31,   December 31,
                                      2003           2003           2002
                                   -------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (71,693) $      (2,025)  $          -
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
     Increase in accounts payable              25             25
     Stock issued for services             60,200              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (11,468)        (2,000)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES                        -              -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES
  Additional paid-in capital                3,600          3,600
  Issuance of common
   stock                                    9,770              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    13,370          3,600              -
                                   --------------  -------------  -------------

  Net increase in cash
   and cash equivalents                     1,902          1,600              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            302            477
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,902  $       1,902  $         477
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2003



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital
II Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at September 30, 2003.

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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $9,770 from its inside capitalization funds and $3,600 in additional paid-in capital.The Company's balance sheet for the period ending December 31, 2003 reflects a current asset value and a total asset value of $1,902, in the form of cash, as compared to $477 in current and total assets as of December 31, 2002.

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