Form 10KSB
period 2001-09-30
OSK CAPITAL II CORP
filed 2004-04-06
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

[ ]  Transition report under section 13 or 15(d) of the Securities  Exchange Act
     of 1934 for the transition period from        to       .
                                            ------    ------

                           Commission File No: 0-28793

                              OSK CAPITAL II CORP.
                              --------------------
                     (Name of small business in its charter)

                   Nevada                                  84-1491673
                   ------                                  ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

P.O. Box 461029, Glendale, Colorado                                     80246
-------------------------------------                                   -----
Address of Principal Executive Office                                  Zip Code

Issuer's telephone number: (303) 394-1187
                          ----------------

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
Yes  X   No
   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              -----

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                 -----    -----

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,416,000 as of September 30, 2001.

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

PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

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

     At of the end of its fiscal year ending September 30, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under- capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

     In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

     In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities
--------------

     The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of eight other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

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

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (5) The availability of audited financial statements for the business opportunity; and

     (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

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

Form of Acquisition
-------------------

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

Competition
-----------

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

Administrative Offices
----------------------

     The Company currently maintains a mailing address at P.O. Box 461029, Glendale, Colorado 80246. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees
---------

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

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

     The Company currently maintains a mailing address at P.O. Box 461029, Glendale, Colorado 80246. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 394-1187.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2001.


Part II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

     There  is  not  currently  a  public   trading  market  for  the  Company's
securities. Such securities are currently held of record by a total of approximately 36 persons.

     No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200, and recorded $66,329 as general and administrative costs in connection with formation of the Company. The Company has also expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2001, reflects a current asset value of $712, current liabilities of $0, and a deficit of $69,258 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through September 30, 2001, the Company has accumulated a deficit of $69,257. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

     From the date of filing of its registration statement under the Securities Exchange Act of 1934 (January 6, 2000) until the end of the first quarter of its September 2001 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended December 31, 2000, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

     After the first quarter of its September 2001 fiscal year, the Company remained dormant for the remainder of 2001, 2002, and throughout most of 2003. The Company incurred no expenses for legal and accounting fees during the period it remained dormant, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate.

Plan of Operations and Need for Additional Financing
----------------------------------------------------

     The Company's plan of operations for most of 2003 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in September 2003, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. At that time, the Company also began to initiate efforts to locate a suitable merger or acquisition candidate.

     The Company will require additional capital in order to pay the costs associated with completion and filing of all its delinquent reports, to remain current on its future filings and to seek out suitable merger or acquisition candidates.

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

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

     See following pages.

OSK CAPITAL II CORP.
(A Development Stage Company)

Report of Independent Public Accountants
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors and Stockholders of
OSK Capital II Corp.

We have audited the accompanying balance sheet of OSK Capital II Corp. (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000, and for the period from inception (March 2, 1999) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital II Corp. as of September 30, 2001, and the results of its operations and cash flows for the years ended September 30, 2001 and 2000, and for the period from inception (March 2, 1999) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, the Company has negative working capital and a deficit in equity. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to this condition are also discussed in Note 5. These financial statements do not contain any adjustments which might be necessary if the Company is unable to continue.


Denver, Colorado
December 1, 2003                                        PROFESSIONAL CORPORATION

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         712
                                                                 --------------

Total current assets                                                       712
                                                                 --------------

TOTAL ASSETS                                                     $         712
                                                                 ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,258)
                                                                 --------------

                                                                           712
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         712
                                                                 ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                        For the period
                                        from inception      For the year      For the year
                                       (March 2, 1999)             ended             ended
                                      to September 30,     September 30,     September 30,
                                                  2001              2001              2000
                                        --------------    --------------    --------------

REVENUES                                $           -     $           -     $           -

EXPENSES
Selling, general and administrative            69,258             2,929             4,939
                                        --------------    --------------    --------------

Total expenses                                 69,258             2,929             4,939
                                        --------------    --------------    --------------

NET LOSS                                      (69,258)           (2,929)           (4,939)

Accumulated deficit

Balance, beginning of period                        -           (66,329)          (61,390)
                                        --------------    --------------    --------------

Balance, end of period                  $     (69,258)    $     (69,258)    $     (66,329)
                                        ==============    ==============    ==============

NET LOSS PER SHARE                      $       (0.02)    $       (0.00)    $       (0.00)
                                        ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                          3,330,274         3,416,000         3,331,246
                                        ==============    ==============    ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from inception (March 2, 1999) to September 30, 2001


                                                                                    Deficit
                                         Common stock                           accumulated
                                         -------------            Additional     during the          Total
                                     Number of                       paid-in    development  stockholders'
                                        shares         Amount        capital          stage         equity
                                  ------------   ------------   ------------   ------------   ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share             3,150,000    $     3,150    $    59,850     $        -    $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                31,000             31            589              -            620

Net loss for the period ended
    September 30, 1999                      -              -              -        (61,390)       (61,390)
                                  ------------   ------------   ------------   ------------   ------------

Balance, September 30, 1999         3,181,000          3,181         60,439        (61,390)         2,230

Common stock issued for
     services, December 31,
     1999 at $0.01 per share           35,000             35            315              -            350












Common stock issued for
     cash, February 16, 2000
     at $0.03 per share               200,000            200          5,800              -          6,000

Net loss for the year ended
    September 30, 2000                      -              -              -         (4,939)        (4,939)
                                  ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2000         3,416,000          3,416         66,554        (66,329)         3,641

Net loss for the year ended
    September 30, 2001                      -              -              -         (2,929)        (2,929)
                                  ------------   ------------   ------------   ------------   ------------

Balance, September 30, 2001         3,416,000    $     3,416    $    66,554    $   (69,258)   $       712
                                  ============   ============   ============   ============   ============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                    For the period
                                                    from inception      For the year      For the year
                                                   (March 2, 1999)             ended             ended
                                                  to September 30,     September 30,     September 30,
                                                              2001              2001              2000
                                                    --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $     (69,258)    $      (2,929)    $      (4,939)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
    Increase (decrease) in accounts payable                     -              (334)              334
    Stock issued for services                              60,200                 -               350
                                                    --------------    --------------    --------------

       Net cash flows from operating activities            (9,058)           (3,263)           (4,255)

CASH FLOWS FROM INVESTING ACTIVITIES                            -                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                    9,770                 -             6,000
                                                    --------------    --------------    --------------

       Net cash flows from financing activities             9,770                 -             6,000
                                                    --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                     712            (3,263)            1,745

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                        -             3,975             2,230
                                                    --------------    --------------    --------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                  $         712     $         712     $       3,975
                                                    ==============    ==============    ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


1.   Summary of Significant Accounting Policies
     ------------------------------------------
Development Stage Company
-------------------------
OSK Capital II Corp. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on March 2, 1999. The principal office of the corporation is P.O. Box 461029, Glendale CO 80246.

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

Accounting Method
-----------------
The Company records income and expenses on the accrual method.

Fiscal Year
-----------
The fiscal year of the corporation is September 30.

Loss per Share
--------------
Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Organization Costs
------------------
Costs to incorporate the Company are charged to expense as incurred.

Financial Instruments
---------------------
Unless  otherwise  indicated,   the  fair  value  of  all  reported  assets  and
liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amount.

Statements of Cash Flows
------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
As of September 30, 2001, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. The other 266,000 shares were issued for cash.

3.   Related Party Transactions
     --------------------------
As of the date hereof, two shareholders are acting as officers and directors of the Company, and are the owners of 2,000,000 shares of its issued and outstanding common stock, constituting approximately 59% of the Company's issued and outstanding common stock. The shares were issued for cash of $0.001 per share and services provided which have been valued at a total of $38,000.

Officers and directors are reimbursed for all out-of-pocket expenses.

4.   Income Taxes
     ------------
The tax benefit of approximately $13,000 related to deductible temporary differences and operating loss carryforwards has been offset by a full allowance for realization.

5.   Going Concern
     -------------
The Company has incurred losses since inception and has negative equity and working capital. Management plans to fund operations of the Company through non-interest bearing advances from existing shareholders, until such time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding, and there can be no assurance that such funding will be available in the future.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

     The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the

Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2001, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2001, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

     The directors and executive officers currently serving the Company are as follows:

Name                    Age      Positions Held and Tenure
----                    ---      -------------------------
Deborah A. Salerno       49      President and a Director since March, 1999
Frank L. Kramer          60      Secretary, Treasurer, and a Director since
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

Biographical Information
------------------------

DEBORAH A. SALERNO

     Deborah A. Salerno, 49, is the Company's President and a director, positions she held since March 1999. She is president and sole owner of DAS Consulting LLC, a private entity located in New York City providing financial consulting services to corporations since 1988. Ms. Salerno was formerly president and a director of Bishop Equities, Inc., a position she resigned from in March 1999. She has also acted as president and director of New York Regional Rail Corp. (1999) and as secretary and director of Park Hill Capital I Corp.
(1999) and Franklyn Resources I, Inc. (1999). Ms. Salerno is the secretary/treasurer and a director of Franklyn Resources II, Inc. and Franklyn Resources III, Inc. and a director and president of OSK Capital III Corp. and Park Hill Capital III Corp. Ms. Salerno is also the secretary/treasurer and a director of Park Hill Capital II Corp.

FRANK L. KRAMER

     Mr. Kramer is the Secretary, Treasurer and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He currently serves as an officer and/or director in a number of private shells which registered their securities under the Securities and Exchange Act of 1934. These shells are currently for sale and/or merger, and thus could be considered as being in competition with the Company. Mr. Kramer does intend to present the Company as a first priority to any private opportunity which is available. Details with respect to these public shells and other blind pool merger transactions he has been involved with in the past are set forth below.

     Following his graduation from Louisiana State University with a degree in Business Administration in 1964, Mr. Kramer served as an officer for three years in the U.S. Navy, whereupon he was employed by New York Life Insurance Company in the capacity of general manager until he entered into his financial consultant activities.

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

     For the fiscal year ending September 30, 2001, all of the company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.
---------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                              Number of Shares Owned
Name and Address                        Beneficially     Percent of Class Owned
----------------              ----------------------     ----------------------

Frank L. Kramer (1) (2)
5330 E. 17th Ave. Parkway
Denver, CO 80220                           1,150,000                     35.87%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000                     31.19%

John P. O'Shea
355 South End, 22B
New York, NY 10280                         1,000,000                     31.19%

All directors and executive
officers (2 persons)                       2,150,000                     67.06%

(1)  The person listed is an officer, a director, or both, of the Company.
(2) Includes 150,000 shares owned by Mr. Kramer's spouse, of which Mr. Kramer may be deemed to be the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Indemnification of Officers and Directors
-----------------------------------------

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

Exclusion of Liability
----------------------

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

Conflicts of Interest
---------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

     (a)       The  Exhibits  listed  below  are  filed  as part of this  Annual
               Report.
     3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).
     3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).
     31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending September 30, 2001.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

OSK II for year ended September 30, 2001:

Audit Fees
----------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $1,000 for the fiscal year ended September 30, 2001, and $1,000 for the fiscal year ended September 30, 2000. The aggregate fees billed by Comiskey & Co. P.C. for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $364 during the period ended September 30, 2001 and $684 during the period ended September 30, 2000.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2001 or September 30, 2000.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2001 and $0 for the fiscal year ended September 30, 2000.

All Other Fees
--------------

Comiskey & Co., P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2001 and September 30, 2000.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK CAPITAL II CORP.
--------------------


By: /S/ DEBORAH A. SALERNO
   ------------------------------------
   Deborah A. Salerno, President and a Director

Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/ DEBORAH A. SALERNO
   ------------------------------------
   Deborah A. Salerno, President and a Director

Date: March 29, 2004


By: /S/ FRANK L. KRAMER
   ------------------------------------
   Frank L. Kramer, Secretary and a Director

Date: March 29, 2004