Form 10KSB
period 2002-09-30
OSK CAPITAL II CORP
filed 2004-04-06
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.

[ ]  Transition  report under section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 for the transition period from        to       .
                                                ------    ------

                           Commission File No: 0-28793

                              OSK CAPITAL II CORP.
                              --------------------
                     (Name of small business in its charter)

                    Nevada                                 84-1491673
                    ------                                 ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

P.O. Box 461029, Glendale, Colorado                                    80246
-------------------------------------                                 --------
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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes      No
                                                  -----   -----

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,416,000 as of September 30, 2002.

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

     At of the end of its fiscal year ending September 30, 2002, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2002.


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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200, and recorded $69,493 as general and administrative costs in connection with formation of the Company. The Company has also expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2002, reflects a current asset value of $477, current liabilities of $0, and a deficit of $69,493 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through September 30, 2002, the Company has accumulated a deficit of $69,493. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors and Stockholders of
OSK Capital II Corp.

We have audited the accompanying balance sheet of OSK Capital II Corp. (a development stage company) as of September 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception (March 2, 1999) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital II Corp. as of September 30, 2002, and the results of its operations and cash flows for the years ended September 30, 2002 and 2001, and for the period from inception (March 2, 1999) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



Denver, Colorado
December 1, 2003                                        PROFESSIONAL CORPORATION

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2002


ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         477
                                                                 --------------

Total current assets                                                       477
                                                                 --------------

TOTAL ASSETS                                                     $         477
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,493)
                                                                 --------------

                                                                           477
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         477
                                                                 ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                          For the period
                                          from inception        For the year        For the year
                                         (March 2, 1999)               ended               ended
                                        to September 30,       September 30,       September 30,
                                                    2002                2002                2001
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,493                 235               2,929
                                        ----------------    ----------------    ----------------

Total expenses                                   69,493                 235               2,929
                                        ----------------    ----------------    ----------------

NET LOSS
                                                (69,493)               (235)             (2,929)

Accumulated deficit

Balance, beginning of period                          -             (69,258)            (66,329)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,493)    $       (69,493)    $       (69,258)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $         (0.00)    $         (0.00)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,354,195           3,416,000           3,416,000
                                        ================    ================    ================


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from inception (March 2, 1999) to September 30, 2002


                                                                                          Deficit
                                               Common stock                           accumulated
                                               -------------            Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
            cash and services,
            May 26, 1999
            at $0.02 per share            3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
            cash, May 26, 1999
            at $0.02 per share               31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for
            services, December 31,
            1999 at $0.01 per share          35,000             35            315              -             350















Common stock issued for
            cash, February 16, 2000
            at $0.03 per share              200,000            200          5,800              -           6,000

Net loss for the year ended
    September 30, 2000                            -              -              -         (4,939)         (4,939)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,329)          3,641

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,929)         (2,929)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,258)            712

Net loss for the year ended
    September 30, 2002                            -             -               -           (235)           (235)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000    $     3,416    $    66,554    $   (69,493)    $       477
                                        ============   ============   ============   ============    ============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                             For the period
                                             from inception      For the year      For the year
                                            (March 2, 1999)             ended             ended
                                           to September 30,     September 30,     September 30,
                                                       2002              2002              2001
                                             --------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $     (69,493)    $        (235)    $      (2,929)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Decrease in accounts payable                             -                 -              (334)
Stock issued for services                           60,200                 -                 -
                                             --------------    --------------    --------------

Net cash flows from operating activities
                                                    (9,293)             (235)           (3,263)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                         -                 -                 -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                             9,770                 -                 -
                                             --------------    --------------    --------------

Net cash flows from financing activities             9,770                 -                 -
                                             --------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS
                                                       477             (235)            (3,263)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                 -               712             3,975
                                             --------------    --------------    --------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $         477     $         477     $         712
                                             ==============    ==============    ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002


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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
As of September 30, 2002, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. The other 266,000 shares were issued for cash.

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


ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2002, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

FRANK L. KRAMER

     Mr. Kramer is theSecretary, Treasurer and a director of the Company. He retired in 2001 from his activities as a self-employed financial consultant, a pursuit he had engaged in for twenty years. He currently serves as an officer and/or director in a number of private shells which registered their securities under the Securities and Exchange Act of 1934. These shells are currently for sale and/or merger, and thus could be considered as being in competition with the Company. Mr. Kramer does intend to present the Company as a first priority to any private opportunity which is available. Details with respect to these public shells and other blind pool merger transactions he has been involved with in the past are set forth below.

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

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

     For the fiscal year ending September 30, 2002, all of the company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a).

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

     (a)       The  Exhibits  listed  below  are  filed  as part of this  Annual
               Report.
     3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).
     3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).
     31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending September 30, 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

Audit Fees
----------

The aggregate fees billed by Comiskey & Co for audit of the Company's annual financial statements were $1,800 for the fiscal year ended September 30, 2002, and $1,000 for the fiscal year ended September 30, 2001. The aggregate fees billed by Comiskey & Co for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $450 during the period ended September 30, 2002 and $364 during the period ended September 30, 2001.

Audit-Related Fees
------------------

Comiskey & Co did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2002 or September 30, 2001.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2002 and $0 for the fiscal year ended September 30, 2001.

All Other Fees
--------------

Comiskey & Co did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2002 and September 30, 2001.

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSK CAPITAL II CORP.
--------------------


By: /S/ DEBORAH A. SALERNO
   --------------------------------------------
   Deborah A. Salerno, President and a Director

Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/ DEBORAH A. SALERNO
   --------------------------------------------
   Deborah A. Salerno, President and a Director

Date: March 29, 2004


By: /S/ FRANK L. KRAMER
   --------------------------------------------
   Frank L. Kramer, Secretary and a Director

Date: March 29, 2004