Form 10KSB
period 2003-09-30
OSK CAPITAL II CORP
filed 2004-04-06
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------


[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                  -----    -----

(Applicable  only  to  corporate   registrants)   State  the  number  of  shares
outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,416,000 as of September 30, 2003.

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

     At of the end of its fiscal year ending September 30, 2003, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2003.


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

     The Company remains in the development stage. Since inception, it has received cash proceeds of $9,770 from sale of stock. It has also issued shares for services valued at $60,200, and recorded $69,668 as general and administrative costs in connection with formation of the Company. The Company has also expended a portion of its cash and the expenditure of such funds in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2003, reflects a current asset value of $302, current liabilities of $0, and a deficit of $69,668 accumulated during the development stage.

Results of Operations
---------------------

     During the period from March 2, 1999 (inception) through September 30, 2003, the Company has accumulated a deficit of $69,668. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


The Board of Directors and Stockholders of
OSK Capital II Corp.

We have audited the accompanying balance sheet of OSK Capital II Corp. (a development stage company) as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002, and for the period from inception (March 2, 1999) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital II Corp. as of September 30, 2003, and the results of its operations and cash flows for the years ended September 30, 2003 and 2002, and for the period from inception (March 2, 1999) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado
December 1, 2003                                        PROFESSIONAL CORPORATION

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2003


ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $         302
                                                                 --------------

Total current assets                                                       302
                                                                 --------------

TOTAL ASSETS                                                     $         302
                                                                 ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                 $           -
                                                                 --------------

Total current liabilities                                                    -

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 25,000,000
shares authorized; 3,416,000 shares issued and
outstanding                                                              3,416
Additional paid-in capital                                              66,554
Deficit accumulated during the development
stage                                                                  (69,668)
                                                                 --------------

                                                                           302
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $         302
                                                                 ==============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                          For the period
                                          from inception        For the year        For the year
                                         (March 2, 1999)               ended               ended
                                        to September 30,       September 30,       September 30,
                                                    2003                2003                2002
                                        ----------------    ----------------    ----------------

REVENUES                                $             -     $             -     $             -

EXPENSES
Selling, general and administrative              69,668                 175                 235
                                        ----------------    ----------------    ----------------

Total expenses                                   69,668                 175                 235
                                        ----------------    ----------------    ----------------

NET LOSS                                        (69,668)               (175)               (235)

Accumulated deficit

Balance, beginning of period                          -             (69,493)            (69,258)
                                        ----------------    ----------------    ----------------

Balance, end of period                  $       (69,668)    $       (69,668)    $       (69,493)
                                        ================    ================    ================

NET LOSS PER SHARE                      $         (0.02)    $         (0.00)    $         (0.00)
                                        ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                            3,367,679           3,416,000           3,416,000
                                        ================    ================    ================


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       For the period from inception (March 2, 1999) to September 30, 2003


                                                                                          Deficit
                                               Common stock                           accumulated
                                               ------------             Additional     during the           Total
                                           Number of                       paid-in    development   stockholders'
                                              shares         Amount        capital          stage          equity
                                        ------------   ------------   ------------   ------------    ------------

Common stock issued for
     cash and services,
     May 26, 1999
     at $0.02 per share                   3,150,000    $     3,150    $    59,850    $         -     $    63,000

Common stock issued for
     cash, May 26, 1999
     at $0.02 per share                      31,000             31            589              -             620

Net loss for the period ended
    September 30, 1999                            -              -              -        (61,390)        (61,390)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 1999               3,181,000          3,181         60,439        (61,390)          2,230

Common stock issued for
     services, December 31,
     1999 at $0.01 per share                 35,000             35            315              -             350

Common stock issued for
     cash, February 16, 2000
     at $0.03 per share                     200,000            200          5,800              -           6,000













Net loss for the year ended
    September 30, 2000                            -              -              -         (4,939)         (4,939)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2000               3,416,000          3,416         66,554        (66,329)          3,641

Net loss for the year ended
    September 30, 2001                            -              -              -         (2,929)         (2,929)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2001               3,416,000          3,416         66,554        (69,258)            712

Net loss for the year ended
    September 30, 2002                            -              -              -           (235)           (235)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2002               3,416,000          3,416         66,554        (69,493)            477

Net loss for the year ended
    September 30, 2003                            -              -              -           (175)           (175)
                                        ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2003               3,416,000    $     3,416    $    66,554    $   (69,668)    $       302
                                        ============   ============   ============   ============    ============


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                               For the period
                                               from inception        For the year         For the year
                                              (March 2, 1999)               ended                ended
                                             to September 30,       September 30,        September 30,
                                                         2003                2003                 2002
                                             ----------------    ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $       (69,668)    $          (175)     $          (235)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Stock issued for services                             60,200                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from operating activities                                    (175)
                                                      (9,468)                                   (235)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                           -                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                               9,770                   -                    -
                                             ----------------    ----------------     ----------------

Net cash flows from financing activities               9,770                   -                    -
                                             ----------------    ----------------     ----------------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                               302                (175)                (235)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                   -                 477                  712
                                             ----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                           $           302     $           302      $           477
                                             ================    =================    ================


    The accompanying notes are an integral part of the financial statements.

                              OSK CAPITAL II CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003


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

Consideration of Other Comprehensive Income Items
-------------------------------------------------
SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended September 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
-----------
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   Stockholders' Equity
     --------------------
As of September 30, 2003, 25,000,000 shares of the Company's $0.001 par value common stock had been authorized, of which 3,416,000 were issued and outstanding. Of the total shares authorized for issuance, 3,150,000 were issued for cash of $0.001 per share and services of $0.019 per share, with a total of $59,850 recorded as general and administrative costs in connection with the formation of the Company. The other 266,000 shares were issued for cash.

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

     Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance of the achievement of these objectives.

     There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

     For the fiscal year ending September 30, 2003, all of the company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

The aggregate fees billed by Comiskey & Co., P.C. for audit of the Company's annual financial statements were $1,800 for the fiscal year ended September 30, 2003, and $1,800 for the fiscal year ended September 30, 2002. The aggregate fees billed by Comiskey & Co for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $450 during the period ended September 30, 2003 and $450 during the period ended September 30, 2002.

Audit-Related Fees
------------------

Comiskey & Co., P.C. did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2003 or September 30, 2002.

Tax Fees
--------

The aggregate fees billed by Comiskey & Co. P.C. for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2003 and $0 for the fiscal year ended September 30, 2002.

All Other Fees
--------------

Comiskey & Co. P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2003 and September 30, 2002.

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