Form 10KSB
period 2004-09-30
OSK CAPITAL II CORP
filed 2005-05-04
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      Forthe Year ended September 30, 2004
                         Commission file number: 0-28793


                              OSK CAPITAL II CORP.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                 84-1491673
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


        1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 514-448-6710


  Copies of all communications, including all communications sent to the agent for service, should be sent to:


                         Joseph I. Emas, Attorney at Law
                             1224 Washington Avenue
                           Miami Beach, Florida 33139
                             Telephone: 305.531.1174

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $0.00 million.

      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the registrant on May 3, 2005, computed by reference to the price at which the stock was sold on that date: $0.00

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      3,416,000 shares of Common Stock, $.001 par value, as of May 2, 2005.



DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)
      Yes |_| No |X|

                              OSK CAPITAL III CORP.
                              Report on Form 10KSB
                  For the Fiscal Year Ended September 30, 2004

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Description of the Business..................................        1
Item 2.   Description of the Property..................................        3
Item 3.   Legal Proceedings............................................        3
Item 4.   Submission of Matters to Vote of Security Holders............        3

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.....        4
Item 6.   Management's Discussion and Analysis.........................        5
Item 7.   Financial Statements.........................................        7
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................        7
Item 8A.  Controls and Procedures......................................        7
Item 8B.  Other Information............................................        8

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.        9
Item 10.  Executive Compensation.......................................       10
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management...................................................       10
Item 12.  Certain Relationships and Related Transactions...............       11

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.............................       12
Item 14.  Principal Accountant Fees and Services.......................       12

Signatures.............................................................       14

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                               SUMMARY INFORMATION

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms refer to OSK CAPITAL III CORP., and our subsidiaries collectively, while the term "Coach" refers to OSK CAPITAL III CORP. in its corporate capacity.

GENERAL

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

At of the end of its fiscal year ending September 31, 2004, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

On July 29, 2004, our shareholders approved the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the number of shares of Common Stock that the Company is authorized to issue will be increased from 25,000,000 shares to 125,000,000 shares.

On April 26, 2005, we completed our acquisition of Teliphone Inc., a Canadian corporation, pursuant to an Agreement and Plan of Merger. At the effective time of the merger, Teliphone Inc. will be merged with and into our wholly owned subsidiary, OSK II Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into our Company at the Closing.

All of the outstanding shares of Teliphone Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, each Shareholder of Teliphone Inc. shall surrender their outstanding shares of Teliphone Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Teliphone Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Teliphone Inc., common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

Other Entities

The previous directors and principal shareholders of the Company are also the officers, directors and principal shareholders of eight other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

On April 5, 2005, Frank L. Kramer and Deborah Salerno have resigned as officers of OSK Capital II Corp. and have also resigned as members of the Board of Directors of OSK Capital II Corp.

Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot, recently appointed as a director, will be the sole director and has been nominated as President and CEO of the Company.

On April 22, 2005, Francis Mailhot resigned as an officer of OSK Capital II Corp. and has also resigned as a member of the Board of Directors of OSK Capital II Corp.

Further to the resignation of Mr. Francis Mailhot, Mr. Robert Cajolet has been appointed as a member of the Board of Directors of OSK Capital II Corp. and has been appointed as President and CEO of OSK Capital II Corp.

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

Administrative Offices
The Company currently maintains a mailing address at 1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 1 Place Ville-Marie, Suite 2821, Montreal, Quebec Canada H3B 4R4. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2004, the holders of a majority oft eh issued and outstanding shares of our common stock approved the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the number of shares of Common Stock that the Company is authorized to issue will be increased from 25,000,000 shares to 125,000,000 shares.

No other matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2004

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 36 persons of record. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

DIVIDEND POLICY

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB. This Annual Report, including the following Management's Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made in our Filings. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

The Company remains in the development stage. As of September 30, 2004, the Company had assets consisting of cash only in the amount of $460. At September 30, 2003, the Company had assets consisting of cash only in the amount of $302. As of September 30, 2004, the Company had additional paid in capital of $66,554. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the fiscal year ended September 30, 2004 reflects a deficit accumulated during the development stage of ($80,21)) and a stockholders deficit of ($10,240).

Results of Operations

During the period from March 2, 1999 (inception) through December 31, 2003, the Company has accumulated a deficit of $80,210. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the period ended September 30, 2004, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934 up to September 30, 2004.

For the fiscal year ending September 30, 2004, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate and will file first and second quarterly reports expediciously. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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

On April 26, 2005, we completed our acquisition of Teliphone Inc., a Canadian corporation, pursuant to an Agreement and Plan of Merger. At the effective time of the merger, Teliphone Inc. will be merged with and into our wholly owned subsidiary, OSK II Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into our Company at the Closing.

All of the outstanding shares of Teliphone Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, each Shareholder of Teliphone Inc. shall surrender their outstanding shares of Teliphone Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Teliphone Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Teliphone Inc., common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ITEM 7.   FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Consolidated balance sheet at September 30, 2004 and 2003

Consolidated statements of operations for the years ended September 30, 2004, September 30, 2003 and for the period from March 2, 1999 (inception) through December 31, 2004.

Consolidated statements of cash flows for the years ended September 30, 2004 and for the period from March 2, 1999 (inception) through December 31, 2004.

Consolidated statements of shareholders' deficiency at September 30, 2004.

Notes to consolidated financial statements for the years ended September 30, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes or disagreements with our Accountants during the last two years, except that for the September 30, 2004 audit the Company did not engage Comiskey & Co. P.C. and engaged Schwartz Levitsky Feldman LLP.

ITEM 8A.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

          None.

PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of September 30, 2004, the Directors of the Company were:


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

Compliance With Section 16(a) of the Exchange Act.

      For the fiscal year ending September 30, 2004, all of the Company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a). Code of Ethics The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

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

                                    NUMBER OF SHARES         PERCENT OF
NAME AND ADDRESS                  OWNED BENEFICIALLY        CLASS OWNED
--------------------------        ------------------        -----------

Frank L. Kramer (1) (2)
5330 E. 17th Ave. Parkway
Denver, CO 80220                           1,150,000              34.68%

Deborah A. Salerno (1)
355 South End, 22B
New York, NY 10280                         1,000,000              30.15%

John P. O'Shea
355 South End, 22B
New York, NY 10280                         1,000,000              30.15%

All directors and executive
 officers (2 persons)                      2,150,000              64.83%

----------
(1)   The person listed is an officer, a director, or both, of the Company.
(2) Includes 150,000 shares owned by Mr. Kramer's spouse, of which Mr. Kramer may be deemed to be the beneficial owner.

On April 5, 2005, Frank L. Kramer and Deborah Salerno have resigned as officers of OSK Capital II Corp. and have also resigned as members of the Board of Directors of OSK Capital II Corp.

Further to the resignation of Ms. Salerno and Mr. Kramer, Francis Mailhot, recently appointed as a director, will be the sole director and has been nominated as President and CEO of the Company.

On April 22, 2005, Francis Mailhot resigned as an officer of OSK Capital II Corp. and has also resigned as a member of the Board of Directors of OSK Capital II Corp.

Further to the resignation of Mr. Francis Mailhot, Mr. Robert Cajolet has been appointed as a member of the Board of Directors of OSK Capital II Corp. and has been appointed as President and CEO of OSK Capital II Corp.

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

Each of the Company's previous officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

                                     PART IV

ITEM 13.  EXHIBITS

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

      23.1  Consent of independent certified public accountants.

      31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending September 30, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For Year Ended September 30, 2004.

Audit Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for audit of the Company's annual financial statements were $2,500 for the fiscal year ended
September 30, 2004, which included the aggregate fees billed by Schwartz Levitsky Feldman LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB.

Audit-Related Fees

Schwartz Levitsky Feldman LLP did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2004.

Tax Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2004.

All Other  Fees

Schwartz Levitsky Feldman LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2004.

For Year Ended December 31, 2003.

Audit Fees

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

Audit-Related Fees

Comiskey & Co did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending December 31, 2003 or December 31, 2002.

Tax Fees

The aggregate fees billed by Comiskey & Co. for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003 and $0 for the fiscal year ended December 31, 2002.

All Other Fees

Comiskey & Co did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

Item 7.   Financial Statements



                           OSK CAPITAL II CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30,2004

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                           OSK CAPITAL II CORPORATION

                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30,2004

                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                               TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm................        1

Balance Sheets as at September 30, 2004 and September 30, 2003.........        2

Statements of Operations for the years ended September 30, 2004
   and September 30, 2003..............................................        3

Statements of Cash Flows for the years ended September 30, 2004 and
   September 30, 2003..................................................        4

Statements of Changes in Stockholders' Deficiency as at
   September 30, 2004..................................................        5

Notes to Financial Statements..........................................      6-8

SCHWARTZ LEVITSKY FELDMAN LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
OSK Capital II Corporation
(A Development Stage Company)

We have audited the balance sheets of OSK Capital II Corporation (A Development Stage Company) as at September 30, 2004 and the related statements of operations and stockholders' equity and cash flows for the years then ended September 30, 2004 and 2003. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OSK Capital II Corporation as at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the year ended September 30, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 1 to the financial statements, the company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at September 30, 2003 and for the year then ended, as well as the cumulative period from March 2, 1999 (date of inception) to September 30, 2003 were audited by other auditors who expressed an opinion without reservation on the statements in their report dated December 1, 2003.

                                               /s/ Schwartz Levitsky Feldman LLP

Montreal, Quebec
April 21, 2005

                                                           CHARTERED ACCOUNTANTS

        | 1980, rue Sherbrooke Quest 10e etage
        | Montreal (Quebec) H3H 1E8
        | Tel: 514 937 6392
        | Fax: 514 933 9710

OSK CAPITAL II CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS AT SEPTEMBER 30,2004 AND SEPTEMBER 30,2003

(Amounts expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------

                                                            2004         2003
                                                          --------     --------
ASSETS
CURRENT
  Cash                                                    $    460     $    460
                                                          ========     ========
LIABILITIES
CURRENT
 Accounts payable                                         $  2,500     $  2,500
 Advance from shareholders                                   8,200        8,200
                                                          --------     --------
                                                            10,700       10,700
                                                          --------     --------
STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (NOTE 2)                                       3,416        3,416

ADDITIONAL PAID IN CAPITAL                                  66,554       66,554

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE           (80,210)     (80,210)
                                                          --------     --------
TOTAL STOCKHOLDERS' DEFICIT                                (10,240)     (10,240)
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $    460     $    460
                                                          ========     ========


The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, SEPTEMBER 30, 2003 AND FROM INCEPTION

(Amounts Expressed in United States Dollars)                                              PAGE 3
------------------------------------------------------------------------------------------------

                                                                                    MARCH 2,1999
                                                                                    (INCEPTION) TO
                                                                                     DECEMBER 31,
                                                           2004           2003           2004
                                                       -----------    -----------    -----------
REVENUE                                                $        --    $        --    $        --
OPERATING EXPENSES

 Professional fees                                          10,417            175         80,085
 Other expenses                                                125             --            125
                                                       -----------    -----------    -----------
                                                            10,542            175         80,210
                                                       -----------    -----------    -----------
NET LOSS                                               $   (10,542)   $      (175)   $   (80,210)
                                                       ===========    ===========    ===========
NET LOSS PER COMMON SHARE BASIC AND DILUTED            $     (0.00)   $     (0.00)            --
                                                       ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  USED IN CALCULATION                                    3,416,000      3,416,000      3,367,679
                                                       ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, SEPTEMBER 30, 2003 AND FROM INCEPTION

(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------

                                                                                  March 2, 1999
                                                                                  (Inception) to
                                                                                  December 31,
                                                        2003           2004           2004
                                                      --------       --------       --------
Operating activities

      Net loss from continuing operations             $ (8,042)      $   (175)      $(77,710)
      Issue of common stock for service                     --             --             --
      Increase in accounts payable                          --             --         60,200
                                                      --------       --------       --------

Net cash used in operating activities                   (8,042)          (175)       (17,510)
                                                      --------       --------       --------

Financing activities

      Issue of common stock                                 --             --          9,770
      Shareholder contributions                          8,200             --          8,200
                                                      --------       --------       --------

Net cash provided by financing activities                8,200             --         17,990
                                                      --------       --------       --------

Net increase (decrease) in cash and cash equivalent        158           (175)           460

Cash and cash equivalent, beginning of year                302            477             --
                                                      --------       --------       --------

Cash and cash equivalent, end of year                 $    460       $    302       $    460
                                                      ========       ========       ========

Income taxes paid                                     $     --       $     --       $     --
                                                      ========       ========       ========

Interest paid                                         $     --       $     --       $     --
                                                      ========       ========       ========

The accompanying notes are an integral part of these financial statements.


OSK CAPITAL II CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

AS AT SEPTEMBER 30, 2004

(Amounts Expressed in United States Dollars)                                                                PAGE 5
------------------------------------------------------------------------------------------------------------------
                                                                                           Deficit
                                                                                          Accumulated     Total
                                                        Common Stock        Additional    During the    ----------
                                                  -----------------------     Paid in     Development  Stockholders'
                                                    Shares       Amount       Capital       Stage       Deficiency
                                                  ----------   ----------   ----------    ----------    ----------
At March 2, 1999                                   3,181,000   $    3,181   $   60,439    $       --    $   63,620
Net loss for the year 1999                                --           --           --       (61,390)      (61,390)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 1999                        3,181,000        3,181       60,439       (61,390)        2,230
Issue of stock for services                           35,000           35          315            --           350
Issue of stock for cash                              200,000          200        5,800            --         6,000
Net loss for the year 2000                                --           --           --        (4,939)       (4,939)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2000                        3,416,000        3,416       66,554       (66,329)        3,641
Net loss for the year 2001                                --           --           --        (2,929)       (2,929)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2001                        3,416,000        3,416       66,554       (69,258)          712
Net loss for year 2002                                    --           --           --          (235)         (235)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2002                        3,416,000        3,416       66,554       (69,493)          477
Net loss for year 2003                                    --           --           --          (175)         (175)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2003                        3,416,000        3,416       66,554       (69,668)          302
Net loss for the year 2004                                --           --           --       (10,542)      (10,542)
                                                  ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2004                       $3,416,000   $    3,416   $   66,554    $  (80,210)   $  (10,240)
                                                  ==========   ==========   ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

      In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      DEVELOPMENT STAGE COMPANY

      OSK Capital II Corp. has been in the development stage since its formation on March 2, 1999. Planned principal operations have not commenced since then and the company has not generated any revenue.

      FINANCIAL STATEMENT PRESENTATION

      This summary of significant accounting policies of OSK Capital II Corp. is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stared in the U.S. Dollars.

      ORGANIZATION AND BUSINESS OPERATIONS

      OSK Capital II Corp. (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2004, the Company did not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is September 30.

      The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      USE OF ESTIMATES

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OSK CAPITAL II CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Amounts Expressed in United States Dollars)                              PAGE 7
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH AND CASH EQUIVALENTS

      For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

      EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

      INCOME TAXES

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from May 26, 1999 (inception) through September 30, 2004.

2.    RECENTLY ISSUED ACCOUNTING POLICIES

      SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

      SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

      SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs he allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 1 5, 2005.

OSK CAPITAL II CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Amounts Expressed in United States Dollars)                              PAGE 8
--------------------------------------------------------------------------------

2.    RECENTLY ISSUED ACCOUNTING POLICIES (CONTINUED)

      SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during, which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

      SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

3.    CAPITAL STOCK

      Authorized

      The Company is authorized to issue 125,000,000 shares of common stock at $0.001 par value as at September 30, 2004 3,416,000 shares were issued and outstanding.

      On July 29, 2004, the company amended its certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 125,880,000.

      There are no warrants or options outstanding to issue any additional shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coach Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  OSK CAPITAL II CORP.

                                                  By /s/ Francis Mailhot
                                                    ----------------------------
                                                    Chief Executive Officer

                                                  By /s/ Francis Mailhot
                                                    ----------------------------
                                                    Chief Accounting Officer

                                                    Date: May 3, 2005

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                  By /s/ Francis Mailhot
                                                    ----------------------------
                                                    Director