Form 10QSB
period 2004-12-31
OSK CAPITAL II CORP
filed 2005-05-06
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM____________ TO ____________

Commission file number: 0-28793

OSK CAPITAL II CORP.
(Exact name of registrant as specified in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Place Ville-Marie, Suite 2821, Montréal, Quebec Canada	H3B 4R4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 514-448-6710

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida 33139
Telephone: 305.531.1174

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

As of May 6, 2005, there were 3,416,000 shares of the registrant's common stock outstanding.

OSK CAPITAL CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
DECEMBER 31 2004

(Amounts Expressed in United States Dollars)

OSK CAPITAL II CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2004

(Amounts Expressed in United States Dollars)

TABLE F CONTENTS

Interim Balance Sheets	1
Interim Statement of Operations	2
Interim Statements of Cash Flows	3
Interim Statements of Changes in Stockholder Deficiency	4
Notes to Financial Statements	5

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Balance Sheet
As at December 31, 2004

(Amounts expressed in United States Dollars)	Page 1

	December 31,	September 30
	2004	2004
	(Unaudited)
Assets

Current
Cash	$1,041	$460
Loan receivable	1,000	—
	$2,041	$460

Liabilities

Current
Accounts payable	$2,500	$2,500
Advance from shareholders	11,200	8,200
	13,700	10,700

Stockholders' Deficiency

Capital stock (note 2)	3,416	3,416

Additional paid in capital	66,554	66,554

Deficit accumulated during the development stage	(81,629)	(80,210)

Total stockholders’ deficit	(11,659)	(10,240)

Total liabilities and stockholders’ deficiency	$2,041	$460

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Operations
For the Three Months Period Ended December 31, 2004, December 31, 2003 and From Inception

(Amounts expressed in United States Dollars)	Page 2

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	March 2,1999 (Inception) to December 31, 2004
	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Operating expenses
Professional fees	1,045	2,025	81,130
Other expenses	374	—	499
	1,419	2,025	81,629
Net loss	$(1,149)	$(2,025)	$(81,629)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	—

Weighted average number of common shares used in calculation	3,416,000	3,416,000	3,367,679

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Cash Flows
For the Three Months Period Ended December 31, 2004, December 31, 2003 and From Inception

(Amounts expressed in United States Dollars)	Page 3

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	March 2, 1999 (Inception) to December 31, 2004
	(Unaudited)
Operating activities
Net ions from continuing operations	$(1,419)	$(2,025)	$(81,629)
Increase in accounts payable	—	25	62,700
Net cash used in operating activities	(1,419)	(2,000)	(18,929)
Investing activities
Loan receivable	(1,000)	—	(1,000)
Net cash provided by investing activities	(1,000)		(1,000)
Financing activities
Issue of common stock	—	—	9,770
Shareholders' contributions	3,000	3,600	11,200
Net cash provided by financing activities	3,000	3,600	2,970
Net increase (decrease) in cash and cash equivalent	581	1,600	1,041
Cash and cash equivalent, beginning of year	460	302	—
Cash and cash equivalent, end of year	$1,041	$1,902	$1,041

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Stockholders' Deficiency
As at December 31, 2004

(Amounts expressed in United States Dollars)	Page 4

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

At March 2, 1999	3,181,000	$3,181	$60,439	$—	$63,620
Net loss for the year 1999	—	—	—	(61,390)	(61,390)
Balance, September 30, 1999	3,181,000	3,181	60,439	(61,390)	2,230

Issue of stock for services	35,000	35	315	—	350
Issue of stock for cash	200,000	200	5,800	—	6,000
Net loss for the year 2000	—	—	—	(4,939)	(4,939)

Balance, September 30, 2000	3,416,000	3,416	66,554	(66,329)	3,641
Net loss for the year 2001	—	—	—	(2,929)	(2,929)

Balance September 30, 2001	3,416,000	3,416	66,554	(69,258)	712
Net loss for year 2002	—	—	—	(235)	(235)

Balance, September 30, 2002	3,416,000	3,416	66,554	(69,493)	477
Net loss for year 2003	—	—	—	(175)	(175)

Balance September 30, 2003	3,416,000	3,416	66,554	(69,668)	302
Net loss for the year 2004	—	—	—	(10,542)	(10,542)

Balance, September 30, 2004	3,416,000	3,416	66,554	(80,210)	(10 240)
Net loss for the three months ended December 31, 2004	—	—	—	(1,419)	(1,419)
	3,416,000	$3,416	$66,554	$(81,629)	$(11,659)

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
December 31, 2004

(Amounts expressed in United States Dollars)	Page 5

1.	Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim consolidated periods presented.  All adjustments are normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the company's September 30, 2004 annual financial statements.

2.	Capital stock

Authorized

The Company is authorized to issue 125,000,000 shares of common stock at $0.001 par value as at September 30, 2004 3,416,000 shares were issued and outstanding.

On July 29, 2004, the company amended its certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 125,000,000.

There are no warrants or options outstanding to issue any additional shares of common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

Overview of Our Company

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004

As of December 31, 2004, the Company remained in the development stage. As of December 31, 2004, the Company had assets consisting of cash only in the amount of $2.041. At September 30, 2004, the Company had assets consisting of cash only in the amount of $460. As of December 31, 2004 and at September 30, 2004, the Company had additional paid in capital of $66,554. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the quarter ended as of December 31, 2004 reflects a deficit accumulated during the development stage of ($80,629) and a stockholders deficit of ($11,659).

Results of Operations

During the period from March 2, 1999 (inception) through December 31, 2004, the Company has accumulated a deficit of $80,629. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. Following the filing of this report on Form 10QSB for the period ended December 31, 2004, the Company is current in compliance with its reporting obligations under the Securities Exchange Act of 1934.

The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates. As of December 31, 2004, no specific commitments to provide additional funds were made by management or other stockholders, and the Company, as of December 31, 2004, had no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2004.

PART II  OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK CAPITAL II CORP.

Date: May 6, 2005	By:	/s/ Francis Mailhot

Chief Executive Officer

Date: May 6, 2005	By:	/s/ Francis Mailhot

Chief Accounting Officer