Form 10QSB
period 2005-03-31
OSK CAPITAL II CORP
filed 2005-05-06
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005; OR

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

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchang☐Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 6, 2005, there were 3,416,000 shares of the registrant's common stock outstanding.

OSK CAPITAL II CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Amounts Expressed in United States Dollars)

OSK CAPITAL II CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

(Amounts Expressed in United States Dollars)

TABLE OF CONTENTS

Interim Balance Sheets	1
Interim Statements of Operations	2
Interim Statements of Cash Flows	3
Interim Statements of Changes in Stockholders’ Deficiency	4
Notes to Financial Statements	5

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Balance Sheet
As at March 31, 2005

(Amounts expressed in United States Dollars)	Page 1

	March 31,	September 30
	2005	2004
	(Unaudited)
Assets

Current
Cash	$1,041	$460
Loan receivable	1,000	—
	$2,041	$460

Liabilities

Current
Accounts payable	$3,300	$2,500
Advance from shareholders	11,200	8,200
	14,500	10,700

Stockholders’ Deficiency

Capital stock (note 2)	3,416	3,416

Additional paid in capital	66,554	66,554

Deficit accumulated during the development stage	(82,429)	(80,210)

Total stockholders’ deficit	(12,459)	(10,240)

Total liabilities and stockholders’ deficiency	$2,041	$460

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Operations
For the Three Months and Six Months Period Ended March 31, 2005 and From Inception

(Amounts expressed in United States Dollars)	Page 2

	Three Months March 31,		Six Months March 31,		March 2, 1999 (Inception) to March 31,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$—	$—

Operating expenses
Professional fees	800	4,478	1,045	6,503	81,930
Other expenses	—	—	374	—	499

	800	4,478	1,419	6,503	82,429
Net loss	$(800)	$(4,478)	$(1,149)	$(6,503)	$(82,429)

Net earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	—

Weighted average number of shares outstanding	3,416,000	3,416,000	3,416,000	3,416,000	3,367,679

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Cash Flows
For the Three Months and Six Months Period Ended March 31, 2005, March 31, 2004 and From Inception

(Amounts expressed in United States Dollars)	Page 3

	Three Months March 31,		Six Months March 31,		March 2, 1999 (Inception) to March 31,
	2005	2004	2005	2004	2005
Operating activities
Net earnings (loss)	$(800)	$(4,478)	$(2,219)	$(6,503)	$(82,429)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities
Increase (decrease) accounts payable	800	178	800	203	63,500
Net cash flow from (used in) operating activities	—	(4,300)	(1,419)	(6,300)	(18,929)
Investing activities
Loan receivable	—	—	(1,000)	(49,012)	(1,000)
Net cash provided by investing activities	—	—	(1,000)	(49,012)	(1,000)
Financing activities
Shareholders’ contributions	—	—	3,000	—	12,770
Additional paid up capital	—	3,000	—	6,600	(8,200)
Net cash provided by financing activities	—	—	3,000	6,600	20,970
Net increase (decrease) in cash and cash equivalent	—	(1,300)	581	300	1,041
Cash and cash equivalent, beginning of year	1,041	1,902	460	302	—
Cash and cash equivalent, end of year	$1,041	$602	$1,041	$602	$1,041

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Interim Statement of Stockholders’ Deficiency
As at March 31, 2005

(Amounts expressed in United States Dollars)	Page 4

	Common Stock				Total
				Deficit
				Accumulated
			Additional	During the
			Paid in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Deficiency

At March 2, 1999	3,181,000	$3,181	$60,439	$—	$63,620
Net loss for the year 1999	—	—	—	(61,390)	(61,390)

Balance, September 30, 1999	3,181,000	3,181	60,439	(61,390)	2,230
Issue of stock for services	35,000	35	315	—	350
Issue of stock for cash	200,000	200	5,800	—	6,000
Net loss for the year 2000	—	—	—	(4,939)	(4,939)

Balance, September 30, 2000	3,416,000	3,416	66,554	(66,329)	3,641
Net loss for the year 2001	—	—	—	(2,929)	(2,929)

Balance September 30, 2001	3,416,000	3,416	66,554	(69,258)	712
Net loss for year 2002	—	—	—	(235)	(235)

Balance, September 30, 2002	3,416,000	3,416	66,554	(69,493)	477
Net loss for year 2003	—	—	—	(175)	(175)

Balance September 30, 2003	3,416,000	3,416	66,554	(69,668)	302
Net loss for the year 2004	—	—	—	(10,542)	(10,542)

Balance, September 30, 2004	3,416,000	3,416	66,554	(80,210)	(10,240)
Net loss for the six months ended March 31, 2005	—	—	—	(2,219)	(2,219)

	3,416,000	$3,416	$66,554	$(82,429)	$(12,459)

The accompanying notes are an integral part of these financial statements.

OSK CAPITAL II CORPORATION
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2005

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

The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

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

RESULTS OF OPERATIONS

Six Months Ended March 31, 2005.

As of March 31, 2005, the Company remained in the development stage. As of March 31, 2005, the Company had assets consisting of cash only in the amount of $2.041, the identical amount held as of three months ended December 31, 2004. At September 30, 2004, the Company had assets consisting of cash only in the amount of $460.

As of March 31, 2005, December 31, 2004, and at September 30, 2004, the Company had additional paid in capital of $66,554. The Company has expended a portion of its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the quarter ended as of March 31, 2005 reflects a deficit accumulated during the development stage of ($80,429) and a stockholders deficit of ($12,459), an increase from December 31, 2004, and at September 30, 2004 due to cash advances from shareholders.

Results of Operations

During the period from March 2, 1999 (inception) through March 31, 2005, the Company has accumulated a deficit of $80,429. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2003 and 2004 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in the first quarter of 2004, the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of May 6, 2005, the Company is currently in compliance with its reporting obligations under the Securities Exchange Act of 1934.

On March 17, 2005, the Company executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Ideal Medical, Inc. d/b/a Integrated Medical Solutions (“IMS”), a Texas corporation.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2005.

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

OSK CAPITAL II CORP.

By /s/ Francis Mailhot
-------------------------------------------
Chief Executive Officer

Date: May 6, 2005

By/s/ Francis Mailhot
------------------------------------------
Chief Accounting Officer

Date: May 6, 2005