Form 10QSB
period 2005-06-30
OSK CAPITAL II CORP
filed 2005-08-30
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005; OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                        FROM ____________ TO ____________

                         Commission file number: 0-28793


                              OSK CAPITAL II CORP.
             (Exact name of registrant as specified in its charter)


             NEVADA                                       84-1491673
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          1080 Beaver Hall, Suite 1555, Montreal, Quebec H2Z 1S8 CANADA
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 514-313-6010

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

                                  COMMON STOCK
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

As of August 30, 2005, there were 30,426,000 shares of the registrant's common stock outstanding.

                           OSK CAPITAL II CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                           OSK CAPITAL II CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                  (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                TABLE OF CONTENTS

Interim Consolidated Balance Sheet                                         1 - 2

Interim Consolidated Statements of Operations and Deficit                      3

Interim Consolidated Statements of Cash Flows                                  4

Interim Consolidated Statements of Changes in Stockholder Deficiency           5

Notes to Consolidated Financial Statements                                     6

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
                       INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005
(Amounts expressed in United States Dollars)                              PAGE 1
--------------------------------------------------------------------------------

                                                    JUNE 30,        SEPTEMBER 30
                                                      2005              2004
                                                  (UNAUDITED)
                                                  ------------      ------------

 ASSETS

CURRENT
     Cash                                         $         --      $         --
     Accounts receivable                                49,635             6,260
     Sales tax receivable                                7,963                --
     Inventory                                         102,490            25,134
                                                  ------------      ------------
Total                                                  160,088            31,394

CAPITAL ASSETS                                          95,442                --
                                                  ------------      ------------
Total                                             $    255,530      $     31,394
                                                  ============      ============


   The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
                       INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005
(Amounts expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------

                                                    JUNE 30,       SEPTEMBER 30
                                                      2005             2004
                                                   (UNAUDITED)
                                                  ------------      -----------
LIABILITIES

CURRENT
     Bank indebtedness                            $      3,683     $         --
     Accounts payable                                   42,852           30,846
     Loans payable                                      50,291           29,998
     Loan payable - parent company                     309,998               --
     Debentures payable                                289,325               --
                                                  ------------     ------------
                                                       696,149           60,844
                                                  ------------     ------------
STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (NOTE 3)                                   3,043               79

COMPREHENSIVE INCOME (LOSS)                              8,117            1,691

DEFICIT                                               (451,779)         (31,220)
                                                  ------------     ------------
TOTAL STOCKHOLDERS' DEFICIT                           (440,619)      (29,450)
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $    255,530     $     31,394
                                                  ============     ============


   The accompanying notes are an integral part of these interim consolidated financial statements.


OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
                                   INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                                FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED
                                         JUNE 30, 2005 AND FROM INCEPTION
(Amounts Expressed in United States Dollars)                                                               PAGE 3
-----------------------------------------------------------------------------------------------------------------

                                                                                                        MARCH 2,
                                                                                                         1999
                                                                                                      (INCEPTION)
                                                                                                           TO
                                             THREE MONTHS JUNE 30,          NINE MONTHS JUNE 30,       JUNE 30,
                                        -----------------------------   ---------------------------   -----------
                                            2005            2004            2005           2004          2005
                                        -----------    --------------   -----------    ------------   -----------
  SALES                                 $    82,416    $           --   $   160,775    $         --   $   164,993
                                        -----------    --------------   -----------    ------------   -----------
  COST OF SALES
     Inventory, beginning of period         116,235                --        30,814              --        30,814
     Purchases                               32,154                --       170,210              --       205,891
                                        -----------    --------------   -----------    ------------   -----------
Total                                            --                         201,024              --       236,705
     Inventory, end of year                 102,490                --       102,490              --       134,215
                                        -----------    --------------   -----------    ------------   -----------
Total                                        45,899                --        98,534              --       102,490
                                        -----------    --------------   -----------    ------------   -----------
  GROSS PROFIT                               36,517                --        62,241              --        62,503
                                        -----------    --------------   -----------    ------------   -----------
  OPERATING EXPENSES
     Sales and promotion                     59,164                --       183,333              --       183,333
     Professional and consulting fees        26,207                --       132,293              --       246,564
     Telecommunication and network
     costs                                  (10,773)               --        55,623              --        59,390
     Salaries and wage levies                14,613                --        40,616              --        40,616
     Interest on long term debt               6,602                --         8,776              --         8,776
     Delivery and transport                   1,796                --        12,022              --        12,022
     Telephone                                  410                --         3,107              --         3,107
     Interest and service charges               730                --         2,881              --         2,881
     Office and general                       5,470                --        15,884              --        15,884
     Amortization                             9,468                --        28,265              --        28,265
                                        -----------    --------------   -----------    ------------   -----------
Total                                       113,687                              --              --       600,838
                                        -----------    --------------   -----------    ------------   -----------
  NET LOSS                              $   (77,170)   $           --   $  (420,559)   $         --   $   538,335
                                        ===========    ==============   ===========    ============   ===========
     NET EARNINGS (LOSS) PER SHARE      $     (0.03)   $        (0.00)  $     (0.17)   $      (0.00)  $     (0.21)
                                        ===========    ==============   ===========    ============   ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    2,500,767                --     2,500,767              --     2,500,767
                                        ===========    ==============   ===========    ============   ===========


         The accompanying notes are an integral part of these interim consolidated financial statements.


OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
                       INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED
                             JUNE 30, 2005 AND FROM INCEPTION
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)                                       PAGE 4
-----------------------------------------------------------------------------------------



                                                                                 MARCH 2,
                                                                                  1999
                                                        THREE         NINE     (INCEPTION)
                                                        MONTHS       MONTHS        TO
                                                         JUNE         JUNE       JUNE 30,
                                                         2005         2005         2005
                                                      ---------    ---------    ---------
OPERATING ACTIVITIES

     Net earnings (loss)                              $ (77,170)   $(420,559)   $(420,559)
     Add:  Amortization                                   9,468       28,265       28,265

         Increase (decrease) in accounts receivable     (14,370)     (43,379)     (43,379)
         Increase in sales tax                           (1,090)      (7,963)      (7,963)
         Increase (decrease) in inventory                18,746      (77,356)     (77,356)
         Increase in accounts payable                     3,794       12,006       12,006
                                                      ---------    ---------    ---------
           NET CASH USED IN OPERATING ACTIVITIES        (60,622)    (537,251)    (537,251)
                                                      ---------    ---------    ---------
INVESTING ACTIVITIES
     Variation in assets                                 20,729      (86,048)     (86,048)
                                                      ---------    ---------    ---------
     Net cash provided by investing activities           20,729      (86,048)     (86,048)
                                                      ---------    ---------    ---------
FINANCING ACTIVITIES

     Variation in bank indebtedness                       3,683        3,683        3,683
     Increase in loan payable                            20,822       20,293       20,293
     Variation in loan from parent company             (126,619)     309,998      309,998
     Increase in debentures payable                     142,007      289,325      289,325
                                                      ---------    ---------    ---------
                                                         39,893      623,299      623,299
                                                      ---------    ---------    ---------
                  NET INCREASE (DECREASE)                    --           --           --
        CASH AND CASH EQUIVALENTS BEGINNING OF YEAR          --           --           --
                                                      ---------    ---------    ---------
           CASH AND CASH EQUIVALENTS END OF YEAR      $      --    $      --    $      --
                                                      =========    =========    =========


        The accompanying notes are an integral part of these interim consolidated financial statements.


OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
                      INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
AS AT JUNE 30, 2005
(Amounts Expressed in United States Dollars)                                                   PAGE 5
-----------------------------------------------------------------------------------------------------

                                                                             Deficit
                                                                           Accumulated       Total
                                       Common Stock         Additional      During the    -----------
                                -------------------------     Paid in      Development   Stockholders'
                                  Shares         Amount       Capital         Stage       Deficiency
                                -----------   -----------   -----------    -----------    -----------
At August 27, 2004                       --   $        --   $        --    $        --             --
Issue of stock for cash                 100            79            --             --             --
Net loss for the year 2004               --            --            --        (31,220)       (31,220)
                                -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2004             100            79            --        (31,220)       (31,220)

Recapitalization  pursuant to
reverse acquisition              30,425,900         2,964            --             --             --

Net loss for the nine  months
ended June 30, 2005                      --            --            --       (420,559)      (420,559)
                                -----------   -----------   -----------    -----------    -----------
                                 30,426,000   $     3,043   $        --    $  (451,779)   $  (451,779)
                                ===========   ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------

1.    BASIS OF CONSOLIDATION

      The consolidated financial statements include accounts of OSK Capital II Corporation and its wholly owned subsidiary Teliphone Inc. for the nine month period ended June 30, 2005.

2.    INTERIM REPORTING

      While the information presented in the accompanying consolidated interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these Interim consolidated financial statements be read in conjunction with the company's September 30, 2004 annual financial statements.


3.    CAPITAL STOCK

      Authorized

      The Company is authorized to issue 125,000,000 shares of common stock at $0.001 par value as at September 30, 2004, 3,416,000 shares were issued and outstanding.

      On July 29, 2004, the company amended its certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 to 125,000,000.

      There are no warrants or options outstanding to issue any additional shares of common stock.

      During the period the company entered into a share purchase agreement to acquire all of the outstanding shares of Teliphone Inc. through the issuance of 30,425,900 common shares of its share capital with a stated par value of $0.0001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

OVERVIEW OF OUR COMPANY

The Company was incorporated under the laws of the State of Nevada on March 2, 1999, and is in the early developmental and promotional stages. Until April 28, 2005, the Company's only activities had been organizational ones, directed at developing its business plan and raising its initial capital. Additional activities included the search for a merger with an operating entity. The Company has no full-time employees and owns no real estate.

On April 25th, the company signed an agreement with United American
Corporation,   a  Florida  Corporation,   in  order  to  execute  a  merger  and
re-organization such that Teliphone Inc., a majority-owned subsidiary of United American Corporation, would become a wholly owned subsidiary of the Company.

Teliphone Inc. is a corporation established to develop and market next generation telecommunication products and services known as "Voice over Internet Protocol" (VoIP), a new technology which permits Teliphone's customers to make phone calls to any phone number around the world utilizing their internet connection at reduced costs from traditional telecommunications services.

On April 28, 2005, OSK Capital II, Corp. completed its acquisition of Teliphone Inc., a Canadian corporation, pursuant to an Agreement and Plan of Merger and Reorganization. At the effective time of the merger, Teliphone Inc. was merged with and into OSK Capital II, Corp.'s wholly owned subsidiary, OSK II Acquisition Corp., a Florida corporation. All of the outstanding shares of Teliphone Inc. common stock were converted by virtue of the merger at the Closing Date into shares of OSK Capital II, Corp. common stock. Consequently, Teliphone Inc. is a wholly owned subsidiary of OSK Capital II, Corp.

The Company is currently a majority-owned subsidiary of United American Corporation for the time being, pending a special dividend issuance by United American Corporation of the Company's shares to United American Corporation shareholders. United American Corporation trades its stock on the Over-The-Counter-Bulletin-Board, OTCBB under the ticker symbol "UAMA".

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005.

As of June 30, 2005, the Company remained in the development stage. As of June 30, 2005, the Company had assets consisting of accounts receivable in the amount of $49,635, income tax receivable of $7,963 and inventory of $102,490 but no cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet for the quarter ended as of June 30, 2005 reflects a deficit accumulated during the development stage of ($451,799) and a stockholders deficit of ($440,619), an increase from December 31, 2004, and at September 30, 2004 due to cash advances from shareholders.

The Company recorded sales of $160,775 for the nine months ended June 30, 2005 and $82,416 for the three months ended June 30, 2005. The Company's cost of sales were $98,534 for the nine months ended June 30, 2005 and $36,517 for the three months ended June 30, 2005. The Company's aggregate operating expenses were $482,800 for the nine months ended June 30, 2005 and $113,687 for the three months ended June 30, 2005. As a result, the Company had a net loss of ($420,559) for the nine months ended June 30, 2005 and ($77,170) for the three months ended June 30, 2005.

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

On March 17, 2005, the Company executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Teliphone Inc. In terms of theconsolidated financials, during the period from March 2, 1999 (inception) through June 30, 2005, the Company has accumulated a deficit of ($451,799).

Currently, we do not have sufficient capital to maintain operations in the next twelve months. The Company expects to raise additional capital. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, or modify its growth and business plan.

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

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


                                              OSK CAPITAL II CORP.

                                              By: /s/ George Metrakos
                                                --------------------------------
                                                Chief Executive Officer

                                              Date: August 30, 2005


                                              By: /s/ George Metrakos
                                                --------------------------------
                                                Chief Accounting Officer

                                              Date: August 30, 2005