Form 10QSB/A
period 2005-06-30
OSK CAPITAL II CORP
filed 2006-02-02
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005 (RE-STATED)
(Amounts expressed in United States Dollars)                              PAGE 1
--------------------------------------------------------------------------------

                                                                  June 30, 2005
                                                                   (UNAUDITED)
                                                                   (Re-stated)
                                                               ----------------
ASSETS
  Cash
  Accounts receivable                                                    49,635
  Sales tax receivable                                                    7,963
  Inventory                                                             102,490
                                                               ----------------
                                                                        160,088

Capital assets                                                           95,442
                                                               ----------------
                                                                        255,530
                                                               ================

   The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005 (RE-STATED)
(Amounts expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------

                                                                  June 30, 2005
                                                                   (UNAUDITED)
                                                                   (Re-stated)
                                                               ----------------

LIABILITIES
  Bank indebtedness                                                       3,683
  Accounts payable and accrued liabilities                               42,852
  Loans payable                                                          50,291
  Debentures payable                                                    289,325
  Loan payable - related company                                        309,998
                                                               ----------------
                                                                        696,149
                                                               ----------------

STOCKHOLDERS' DEFICIENCY
  Capital stock                                                           3,043
  Deficit                                                              (451,779)
  Comprehensive income (loss)                                             8,117

Total stockholders' deficit                                            (440,619)
                                                               ----------------

Total liabilities and stockholders' deficit                             255,530
                                                               ================

   The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2005
AND FROM INCEPTION (RE-STATED)
(Amounts Expressed in United States Dollars)                              PAGE 3
--------------------------------------------------------------------------------

                                       Three months June 30, 2005         Nine months June 30, 2005        27 August 2004
                                              (Re-stated)                        (Re-stated)               (Inception) to
                                         2005              2004             2005              2004         June 30, 2005
                                    --------------    --------------   --------------    --------------    --------------
Sales                                       82,416                --          160,775                --           164,993

Cost of sales
  Inventory, beginning of period           116,235                --           30,814                --            30,814
  Purchases                                 32,154                --          170,210                --           205,891
                                    --------------                     --------------                      --------------
                                           148,389                --          201,024                --           236,705
  Inventory, end of period                 102,490                --          102,490                --           134,215
                                    --------------    --------------   --------------    --------------    --------------
                                            45,899                --           98,534                --           102,490
                                    --------------    --------------   --------------    --------------    --------------

Gross profit                                36,517                --           62,241                --            62,503
                                    --------------    --------------   --------------    --------------    --------------

Operating expenses
Selling and promotion                       59,164                --          183,333                --           183,333
Professional and consulting fees            26,207                --          132,293                --           246,564
Office and general                           5,470                --           15,884                --            15,884
Deliver and Transport                        1,796                --           12,022                --            12,022
Interest on long term debt                   6,602                --            8,776                --             8,776
Interest and bank charges                      730                --            2,881                --             2,881
Salaries and wage levies                    14,613                --           40,616                --            40,616
Telecommunications network costs           (10,773)               --           55,623                --            59,390
Telephone                                      410                --            3,107                --             3,107
Amortization                                 9,468                --           28,265                --            28,265
                                    --------------    --------------   --------------    --------------    --------------
                                           113,687                --          482,800                             600,838
                                    --------------    --------------   --------------    --------------    --------------

Net earnings (loss)                        (77,170)               --         (420,559)                           (538,335)

Net earnings (loss) per common
  share basic and diluted                5,524,587                --        5,524,587

Weighted average number of common
  shares used in calculation                 (0.01)               --            (0.08)

    The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2005
AND FROM INCEPTION (RE-STATED)
(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------

                                                                                            27 August 2004
                                                     Three months         Nine months       (Inception) to
                                                    June 30, 2005        June 30, 2005       September 30,
Cash flows from operating activities                 (Re-stated)          (Re-stated)            2005
                                                   ----------------    ----------------    ----------------
  Net earnings (loss)                                       (77,170)           (420,559)           (420,559)
  Amortization                                                9,468              28,265              28,265

Changes in operating assets and liabilities
  Accounts receivable                                       (14,370)            (43,379)            (43,379)
  Sales tax                                                  (1,090)             (7,963)             (7,963)
  Inventory                                                  18,746             (77,356)            (77,356)
  Accounts payable and accrued liabilities                    3,794              12,006              12,006

Net cash provided from (used in) operating
  activities                                                (60,622)           (537,251)           (537,251)

Cash flows from financing activities

  Issuance of share capital                                      --                  --                  --
  Proceeds from loan payable                                 20,882              20,293              20,293
  Proceeds from loans payable, related companies           (126,619)            309,998             309,998
  Proceeds from debentures payable                          142,007             289,325             289,325

Net cash provided from (used in) financing
  activities                                                 39,883             632,299             623,299

Cash flows from investing activities

  Acquisition of fixed assets                                20,729             (86,048)            (86,048)

Increase (decrease) in cash                                      --                  --                  --

Cash, beginning of year                                          --                  --                  --

Cash, end of year                                                --                  --                  --

Supplementary cash flow information
Interest paid

    The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
AS AT JUNE 30, 2005 (RE-STATED)
(Amounts Expressed in United States Dollars)                              PAGE 5
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                        Accumulated
                                    Common                             Additional        During the           Total
                                    stock                               Paid in          Development       Stockholder's
                                    Shares           Amount ($)        Capital ($)        Stage ($)        Deficiency($)
                               ---------------    ---------------    ---------------   ---------------    ---------------
At August 27, 2004                          --                 --                 --                --                 --
Issue of stock for cash                    100                 79                 --                --                 --
Net loss for the year 2004                                                                     (31,220)           (31,220)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Balance, September 30, 2004                100                 79                 --           (31,220)           (31,220)

Recapitalization pursuant to
  reverse acquisition               30,425,900              2,964                 --                --                 --
Net loss for the nine months
  ended June 30, 2005                       --                 --                 --          (420,559)          (420,559)
                               ---------------    ---------------    ---------------   ---------------    ---------------
Balance, June 30, 2005              30,426,000              3,043                 --          (451,779)          (451,779)

    The accompanying notes are an integral part of these interim consolidated financial statements.

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 (RE-STATED)
(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------

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

3     CAPITAL STOCK

Authorized

The Company is authorized to issue  125,000,000  shares of common stock at$0.001
par  value  as  at  September  30,  2004,   3,416,000  shares  were  issued  and
outstanding.

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

4.    MERGER AND RECAPITALIZATION

The merger with Teliphone Inc., a Canadian corporation was consummated on June 8, 2005. The merger was accounted for as a recapitalization of Teliphone inc., the results of operations for periods prior to the merger are those of Teliphone Inc., Teliphone Inc.'s accumulated deficit was brought forward, and Teliphone Inc.'s historical stockholder's equity prior to the merger was retroactively restated for the equivalent number of shares received in the merger.

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


                                              OSK CAPITAL II CORP.

                                              By: /s/ George Metrakos
                                                --------------------------------
                                                Chief Executive Officer

                                              Date: February 2, 2006


                                              By: /s/ George Metrakos
                                                --------------------------------
                                                Chief Accounting Officer

                                              Date: February 2, 2006