Form 10KSB
period 2005-09-30
OSK CAPITAL II CORP
filed 2006-02-27
CIK 1101783

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

                      For the Year ended September 30, 2005
                        Commission file number: 000-28793


                              OSK CAPITAL II CORP.


             (Exact name of registrant as specified in its charter)


               NEVADA                               84-1491673
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


         1080 Beaver Hall, Suite 1555, Montreal, Quebec Canada    H2Z 1S8
               (Address of principal executive offices)       (Zip Code)


        Registrant's telephone number, including area code: 514-313-6010



  Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         Joseph I. Emas, Attorney at Law

                             1224 Washington Avenue

                           Miami Beach, Florida 33139

                             Telephone: 305.531.1174
                             -----------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $183,253.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). The Company is currently not trading on any exchange.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,089,520 shares of common stock outstanding as of February 27, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to the Items in Part III.

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_|; No |X|



--------------------------------------------------------------------------------

                              OSK CAPITAL II CORP.
                              Report on Form 10KSB
                  For the Fiscal Year Ended September 30, 2005

                                TABLE OF CONTENTS

PAGE

                                     PART I

Item 1.     Description of the Business.....................................   1
Item 2.     Description of the Property.....................................  11
Item 3.     Legal Proceedings...............................................  11
Item 4.     Submission of Matters to Vote of Security Holders...............  12

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  13
Item 6.     Management's Discussion and Analysis............................  14
Item 7.     Financial Statements............................................  18
Item 8.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure........................................  18
Item 8A.    Controls and Procedures.........................................  18
Item 8B.    Other Information...............................................  18

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons....  19
Item 10.    Executive Compensation..........................................  21
Item 11.    Security Ownership of Certain Beneficial Owners and Management..  23
Item 12.    Certain Relationships and Related Transactions..................  24

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K................................  26
Item 14.    Principal Accountant Fees and Services..........................  27

Signatures  ................................................................  28

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                               SUMMARY INFORMATION

This summary highlights important information about our company and business. Because it is a summary, it may not contain all of the information that is important to you. To understand this offering fully, you should read this entire report on Form 10-KSB and the financial statements and related notes included in this report on Form 10-KSB carefully. Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms refer to OSK CAPITAL II CORP., and our subsidiaries collectively, while the term "Coach" refers to OSK CAPITAL II CORP. in its corporate capacity.

General

OSK Capital II Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

As part of the merger and reorganization with Teliphone Inc., we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the NASD OTCBB under the symbol UAMA. United American Corporation management now proposes to spin-off OSK Capital II Corp.

Our overall corporate strategy is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.
Teliphone, Inc. was founded by its original parent company, United American Corporation, a publicly traded Florida Corporation, in order to develop a Voice-over-Internet-Protocol (VoIP) network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. Industry experts predict the VoIP offering to be one of the fastest growing sectors from now until 2009. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony.

Prior to its acquisition by the Company, Teliphone, Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone had also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.


                                    BUSINESS

The Company is an Internet telecommunications (VoIP) company that offers value-added telecommunications services to Residential and small office / home office (SOHO) Business customers.

1.1. VoIP phone market

The VoIP market is currently experiencing a rapid growth in North America, however, penetration rates are still relatively low. The largest VoIP players, the cable companies (Such as Videotron, Rogers and Shaw in Canada and CableVision in the US) are battling with the incumbent telecommunications companies (AT&T, Verizon, Bell, Telus, etc.) and new VoIP independents (Vonage,
AOL) principally for the residential phone market. This market is estimated by the ITU to be valued at over 4B$ by 2008.

1.2. The Company's Differentiation

VoIP as replacement residential service has already become a crowded marketplace. Competitors mentioned above are deeply discounting their service in order to acquire clients, investing on average 9-15 months of revenue per client on acquisition costs, due to marketing expenses as well as subsidies for start-up equipment.

The Company, since its inception, has viewed a larger market for its services, leveraging its VoIP network for more than just replacement of standard phone service. Its product strategy is as follows:

   1.2.1. Services sold direct to customer (Retail)

      1.2.1.1. teliPhone Mobile VoIP and Single Point of Contact services (MobilNation)

Entry-level service targeting mobile phone users both residential and business. Does not require broadband internet access nor any additional equipment for the Company to finance. Users pay a fixed monthly fee of $9.95 per month and receive a teliPhone number where they are provided options to re-direct the incoming call to numerous phones, enhanced voice-mail, as well as the ability to add virtual numbers from other cities ($4.95 per month), eliminating inbound long distance charges to their calling parties.

Customers can also benefit from reduced VoIP long distance charges by utilizing the Company's multiple dial-up numbers from various cities in the US & Canada. This transfers the customer's long distance charges from their cellular provider to us- the customer pays only local air time to their cellular provider and is not required to enter a PIN # to benefit. Average revenues are estimated at $10.00 per month.

These services are marketed primarily over the Internet and will be introduced in 2006Q3 to The Company's Retail sales points.

Unlike the residential phone market which has a current universe of 32M customers who have a landline and broadband internet access (and significant competition as noted in 1.1 above), the universe of the market for Mobile VoIP and Single Point of Contact services is over 160M customers in North America who have cellular phones and are looking to decrease roaming charges and long distance charges.

      1.2.1.2. teliPhone Residential VoIP service

The Company will continue to focus on its residential phone service in the Central Canada market (Ontario and Quebec). Average revenues per customer are $30.00 per month. While competition in this market is strong, The Company offers value-added services that the local cable phone providers, leaders in the Canadian VoIP market, such as:

   o  Virtual numbers from other cities around North America
   o  Wireless VoIP handsets
   o Function independent of the Internet Service Provider (Cable companies allow users to use their VoIP service on their network only).
   o Sale of service predominantly through cellular phone stores, providing demos, personalized service and in-store activation.
   o  Competitive pricing without the need for bundling services

The Canadian Telco's are currently regulated, such that they cannot offer VoIP at reduced prices, leaving the market open to the Cable Co's and the independents to grow.

      1.2.1.3. teliPhone Small business VoIP services

During 2005Q3, The Company began to target Small and Medium sized business clients with an expanded version of its offering. Average revenues per customer in this segment are $400. The Company markets these services primarily through its telecom interconnection resellers, who have existing customer relationships in this segment.

Teliphone has also developed and integrated new software permitting the replacement of traditional auto-attendant and office telephony systems. The Company is currently finalizing its beta trials and will introduce to the market through its interconnection re-seller base in 2006Q1.

   1.2.2. Wholesale Services

Teliphone will sell its technology and overflow network capacity to other partners in order to benefit from lower costs of operation and increased revenues. Significant advantages to wholesale operations include the lack of inventory investment by Teliphone in order to acquire new customers, along with the reduced costs to service the customers, since wholesale partners remain as first level technical support to their clients. Some wholesale partnerships to date include:

   o Podar Enterprises (www.podarenterprise.com), a technology firm based in Mumbai, India who is in now developing sales channels through local Internet Service Providers in India
   o Mobality, (www.mobality.com), a long distance termination company who will market VoIP services to primarily business clients who they currently do business with.
   o Preliminary Letter of Intent agreed upon by a major small and medium sized business supplier with significant experience in the telecommunications sector, totalling thousands of clients in the central Canada (provinces of Ontario and Quebec) region.
   o Additional discussions with telecommunications re-sellers with existing client bases are in process.


2. SALES & DISTRIBUTION

Retail outlets include cellular phone and computer related stores. Teliphone focuses on smaller outlets and chains due to their attention to customer, as well as the individual focus of in-store service activation. As a model, Teliphone has successfully built a Retail sales channel in Montreal comprised of over 60 store fronts and independent re-sellers.

Web-based sales will be enhanced through Teliphone's 2005Q4 launch a comprehensive media and promotion campaign with Smart Media Works, forming strategic marketing alliances with Lycos.ca, Destina.ca (Air Canada travel site) and Ticket-In-Box.com events listing.

Teliphone and Smart Media Works will build a VoIP-centric website and leverage the affiliate programs on the websites listed above. This will permit a large web-based promotion campaign which will guide customers to the Teliphone purchase process.

3. GROWTH TIMELINE

Phase 1- Development - September 2004 to September 2005 (COMPLETE)

   o  Development of a proof-of concept platform for VoIP calling services
   o  Migration to a highly scalable, production platform
   o  Develop a strong Retail Distribution Channel in the local market
      o 62 retail points of sale, including over 200 trained sales representatives
   o Establish a 1,000 customer base in order to streamline and perfect order management, provisioning, billing and customer service.
   o Establish a framework to work with International partners in order to expand market reach through Joint Venture.

Phase 2- Expansion of service model, leverage existing network - November 2005 to May 2006 (BRIDGE)

   o  Raise bridge financing
   o  Achieve Cash Flow Positive Operations within 12 month timeline
   o  Complete IPO on the NASD OTCBB exchange
   o Execute Web-based marketing campaign o Expand network reach to Europe, Asia

Phase 3- Customer growth, equipment acquisition, integration to MVNO - May 2006 to 2007

   o  Grow customer base organically and through acquisition of smaller players
   o Intensive partnerships and R&D activities in the emerging VoIP-MVNO segment
   o Begin to market at the retail level as the first Canadian MVNO-VoIP carrier

NOTE: MVNO, or Mobile Virtual Network Operators, purchase local air-time minutes from Tier 1 cellular carriers at the wholesale level. Equipment, such as the Mobile SIP Exchange, permits a gateway to handoff cellular calls to VoIP calls.

Phase 4- Expansion as MVNE to Tier 1 & 2 international carriers - 2007 +

   o The Company will move to solution sale revenues with monthly royalties to complement its retail and wholesale operations.

NOTE: MVNE, or Mobile Virtual Network Enabler, will permit The Company to leverage existing Tier 1 carriers' customer base by offering value added technology and services to the larger, established players. This positioning will strengthen The Company as consolidation will occur.


Employees

As of the date hereof we had 3 employees that work directly for Teliphone Inc., our wholly owned subsidiary, 4 full time consultants, and 6 part-time consultants.

ITEM 2. DESCRIPTION OF PROPERTY


The company's executive offices are currently located at 1080 Beaver Hall, suite 1555, Montreal, PQ, Canada, H2Z 1S2. The 1,250 square foot office space is rented at a base rent of $2,300 per month. In addition, under agreement with Peer 1 Networks, a data center and co-location facility, we rent 100 square feet of space for our main telecommunications network located at 1080 Beaver Hall, suite 1512, Montreal, PQ, Canada, H2Z 1S2 and our US network on Broadstreet, Manhattan, New York.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended September 30, 2005

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OSK Capital II Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

As part of the merger and reorganization with Teliphone Inc., we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the NASD OTCBB under the symbol UAMA. United American Corporation management now proposes to spin-off OSK Capital II Corp.

Our overall corporate strategy is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies Teliphone, Inc. was founded by its original parent company, United American Corporation, a publicly traded Florida Corporation, in order to develop a Voice-over-Internet-Protocol (VoIP) network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. Industry experts predict the VoIP offering to be one of the fastest growing sectors from now until 2009. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony.

Prior to its acquisition by the Company, Teliphone, Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone had also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.

Results of Operations

The Company's balance sheet as of September 30, 2005, the Company had assets consisting of accounts receivable in the amount of $63,063, income tax receivable (Canadian Research and Development Tax Credits) of $16,502, inventory of $32,468 and prepaid expenses of 22,621, but no cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet as of September 30, 2005 reflects a deficit accumulated of ($720,920) and a stockholders deficit of ($359,033).

The Company recorded sales of $183,253 for the year ended September 30, 2005 as compared to $3,447 for the period August 27, 2004 through September 30, 2004. The Company's cost of sales were $447,752 for the year ended September 30, 2005 compared to $574 for the period August 27, 2004 through September 30, 2004, primarily as a consequence of an increase in sales and related costs, specifically the cost of purchasing inventory. The Company's aggregate operating expenses were $415,520 for the year ended September 30, 2005 compared to $28,956 for the period August 27, 2004 through September 30, 2004. As a result, the Company had a net loss of ($691,390) for the year ended September 30, 2005 compared to a net loss of ($29,530) for the period August 27, 2004 through September 30, 2004.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2005 and 2006 is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

The Company will require additional capital in order to pay the costs associated with developing its business plan. Currently, the Company is a party to a cash advance agreement between related companies 3894517 Canada Inc. and Teliphone Inc. Pursuant to this agreement, the Company will be advances funds on an "as needed" basis. These funds will be re-paid in the form of restricted shares of the Company's common stock once we are listed and trading on a North American stock exchange. The price of conversion of the outstanding obligations will be at the equivalent of the last 22 day average trading price based on the date of issuance of our common stock. Even though we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for the our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004, the Company recorded approximately $38,153 and $1,690 in transaction gains (losses) as a result of currency translation.


Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,264 at September 30, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

INCOME TAXES

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

INVESTMENT TAX CREDITS

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated these investment tax credits to be $16,502 for the year ended September 30, 2005. There was an additional $59,384 in Federal research and development tax credits earned in 2005, however since the corporation is foreign controlled (Teliphone), these would not be refundable. These credits however can be used to reduce future years' taxable income and they expire in 2015.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

SEGMENT INFORMATION

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company's subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoiP service as well as the service itself, the hardware sales are only necessary to receive the service. The Company does not consider this a separate segment of their business. In less than 5% of the cases is Teliphone, Inc. selling hardware without service or service without the hardware, therefore has not segregated their business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 R (As amended) Accounting for Stock-Based Compensation. This statement is a revision of FASB Statement No 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 15, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" for a description of the financial statements included in this Form 10-KSB.

Consolidated balance sheet at September 30, 2005 and 2004

Consolidated statements of operations for the years ended September 30, 2005 and for the period from August 27, 2004 (inception) through September 30, 2004.

Consolidated statements of shareholders' deficiency at September 30, 2005 and for the period from August 27, 2004 (inception) through September 30, 2004.

Consolidated statements of cash flows for the years ended September 30, 2005 and for the period from August 27, 2004 (inception) through September 30, 2004.


Notes to consolidated financial statements for the years ended September 30, 2005.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes or disagreements with our Accountants during the last two years, except that for the September 30, 2005 audit the Company did not engage Schwartz Levitsky Feldman LLP. and engaged Michael Pollack, CPA.

ITEM 8A. CONTROLS AND PROCEDURES


Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting. There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION


All requisite reports on Form 8-K were filed in the forth quarter ended September 30, 2005.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officer as of September 30, 2005 are as follows:


NAME                  AGE       SERVED SINCE      POSITIONS WITH COMPANY
--------------------------------------------------------------------------------
George Metrakos       34        April, 2005       Director, President, CEO, CFO
Robert Cajolet        65        March, 2005       Director


BUSINESS EXPERIENCE

All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:


GEORGE METRAKOS
Chairman of the Board, CEO, CFO and President

Mr. Metrakos holds a Bachelor's of Engineering from Concordia University (Montreal, Canada) and a Master's of Business Administration (MBA) from the John Molson School of Business at Concordia University. Mr. Metrakos has specialized in numerous successful launches of new technologies to emerging marketplaces. He has worked with such organizations as Philips B.V. (The Netherlands), Dow Chemical company (USA), Hydro Quebec (Provincial Utility) and other entrepreneurial high-tech companies. During his founding role in his prior company, Mr. Metrakos was recognized as entrepreneur of the year in an angel financing competition within the Montreal business community. His Previous company launched an advanced Demand Management software used by suppliers to Wal-Mart Stores.


ROBERT CAJOLET
Director

Robert Cajolet completed the Owner/President Management Programm (OPM) of Harvard Business School in Boston. He previously studied at the University of Montreal HEC School of Business. President of Alphinat Inc.(2004-2005) and director of Nature Genetiks Capital Inc.(2004-now), two companies listed on the TSX. Director of OSK Capital ll (2005-now) Vice-President and director of Multiple Awnings Inc. a private company since 2002. Director of Archambault Group (2000-2002). Previously owner of Camelot-Info Inc. a chain of technology oriented stores, sold to Quebecor Media in 2000. Owned or controlled several companies involved in dental healthcare and personal safety products in North America and Europe between 1975 and 1990.

THE MANAGEMENT TEAM

BENOIT RATTHE, DIRECTOR OF SALES, 15 years experience in retail sales of Telecommunications services with Rogers Communications, Canada's largest cellular phone provider, where he acted as Director of Retail Sales operations for the province of Quebec. Benoit leads a team of 60 independent re-sellers and 6 Telecommunications interconnection re-sellers for the residential and business segments. He also leads 2 sales representatives.

BRENDAN MIROTCHNICK, DIR. OF PRODUCT DEVELOPMENT. 8 years experience in high-tech telecom domain and is responsible for the automated back-office billing. Brendan has worked in the telecommunications and IT domain with companies such as Nokia, Macmillan publishing and iPhonia. Brendan's team includes a part time programmer.

BENJAMIN LAWETZ, DIR. OF OPERATIONS, 5 years experience in Telecommunications engineering expertise and manages the entire Client Services process.

MAXIME BRAZEAU, DIRECTOR OF CUSTOMER SERVICE. 5 years experience in technical support and customer service at Bell Sympatico Broadband services.


Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending September 30, 2004, all of the Company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a). Code of Ethics The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the code is attached to this report as Exhibit 14.
Family Relationships

There are no family relationships between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Involvement in Certain Legal Proceedings

      To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended December 31, 2003.



                                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------

                         ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                     -----------------------------  ----------------------------------------------------

                                                                AWARDS             PAYOUTS
                                                    ----------------------------  ---------

                                                                    SECURITIES
                                                                       UNDER-
                                                        RESTRICTED     LYING                  ALL OTHER
NAME AND                               OTHER ANNUAL       STOCK        OPTIONS/       LTIP      COMPEN-
PRINCIPAL     YEAR     SALARY  BONUS   COMPENSATION      AWARD(S)       SARS         PAYOUTS    SATION
POSITION                 ($)    ($)         ($)            ($)           (#)          ($)        ($)
--------------------------------------------------------------------------------------------------------
GEORGE
METRAKOS

Chairman,     2005      48,000    0        0                961,538       --            0          0
CEO, CFO and  2004      4,000     0        0                  0            0            0          0
President     2003        0       0        0                  0            0            0          0
--------------------------------------------------------------------------------------------------------
Robert        2005        0       0        0              1,250,000        0            0          0
Cajolet       2004        0       0        0                  0            0            0          0
Director      2003        0       0        0                  0            0            0          0

--------------------------------------------------------------------------------------------------------


Compensation of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.

Employment Agreements

GEORGE METRAKOS, Chairman, CEO and President

George Metrakos is compensated $120,000 annually. Effective April 28, 2005, he was awarded 961,538 shares of restricted stock of the corporation. These shares are issued to Metratech Business Solutions Inc., a Canadian company wholly owned by George Metrakos.

Effective for each quarter beginning March 1, 2005, it has been agreed that George Metrakos will receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. Since the stock is not currently trading over the counter, the accumulated options to date will be valued at the average of the first 22 days of trading. This stock option plan has not been formalized or disclosed as of the date of this filing.

Robert Cajolet, Director

Robert Cajolet does not receive any base salary. Robert Cajolet has received 1,250,000 shares of restricted stock of the Company in April 2005, issued to XIPE Corporation, a Canadian company wholly owned by Robert Cajolet.


Change in Control

There are no arrangements which would result in payments to any officers or directors in the event of a change-in-control of the Company.

INDEMNIFICATION

      Our Articles of Incorporation and Bylaws provide that we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 2005, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

      The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 1080 Beaver Hall, Suite 1555, Montreal, Quebec Canada H2Z 1S8.

                                                              SHARES
                                                            BENEFICIALLY              PERCENT
NAME                                  TITLE OF CLASS          OWNED (1)             OF CLASS(1)
----------------------------------  ---------------------  ------------------   --------------------

George Metrakos(2)
                                        Common                      961,528                3.1%

Robert Cajolet(3)                       Common                    1,250,000                4.0%
Officers and Directors as a Group
(2 Persons)                             Common                    2,211,528                7.1%
United American Corp(4)                 Common                   24,038,462               76.3%


(1) Applicable percentage of ownership is based on 31,089,520 shares of fully diluted common stock. Beneficial ownership is determined in accordance ith the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of September 30, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


(2)   .George Metrakos controls his stock through Metratech Business Solutions
      Inc.


(3)   Robert Cajolet controls his stock through XIPE Management Corp.


(4) United American Corporation is a publicly traded company on the NASD OTCBB.UAMA. This company is the founder of Teliphone Inc. United American Corp. has granted its Proxy voting rights to the board of OSK/Teliphone. UAMA intends to pay a special dividend of OSK's shares to its shareholders once OSK is trading and is financially independent of its founding parent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

14.1 Code of Ethics

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending September 30, 2005.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

For Year Ended September 30, 2005.

Audit Fees

The aggregate fees billed by Michael Pollack CPA for audit of the Company's annual financial statements were $6,500 for the fiscal year ended September 30, 2005.

The aggregate fees billed by Schwartz Levitsky Feldman LLP for review of the Company's financial statements included in its quarterly reports for the fiscal year ended September 30, 2005 on Form 10-QSB were $4,000 .

Audit-Related Fees

Schwartz Levitsky Feldman LLP and Michael Pollack CPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company's financial statements during the fiscal years ending September 30, 2005.

Tax Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP and Michael Pollack CPA for tax compliance, advice and planning were $0 for the fiscal year ended September 30, 2005. All Other Fees Schwartz Levitsky Feldman LLP and Michael Pollack CPA did not bill the Company for any products and services other than the foregoing during the fiscal years ended September 30, 2005.

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

Item 7.  Financial Statements







                           OSK CAPITAL II CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
            YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD AUGUST 27, 2004
                     (INCEPTION) THROUGH SEPTEMBER 30, 2004

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------

Report of Independent Registered Public Accounting Firm - 2005                 1

Report of Independent Registered Public Accounting Firm - 2004                 2

Consolidated Balance Sheet as of September 30, 2005                            3

Consolidated Statements of Operations for the Year Ended
   September 30, 2005 and Period August 27, 2004 (Inception)
   through September 30, 2004                                                  4

Consolidated Statements of Changes in Stockholders' (Deficit) for the
   Year Ended September 30, 2005 and Period August 27, 2004 (Inception)
   through September 30, 2004                                                  5

Consolidated Statements of Cash Flows for the Year Ended
   September 30, 2005 and Period August 27, 2004 (Inception)
   through September 30, 2004                                                  6

Notes to Consolidated Financial Statements                                  7-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
OSK Capital II Corporation
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of OSK Capital II Corporation (the "Company") as of September 30, 2005 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the year ended September 30, 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. I was not engaged to perform an audit of the Company's internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSK Capital II Corporation as of September 30, 2005, and the results of its consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the year ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Michael Pollack CPA
Cherry Hill, NJ
February 20, 2006

                           OSK CAPITAL II CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS



Current Assets:
  Cash and cash equivalents                                                 $ -
  Accounts receivable, net                                               63,063
  Investment tax credit receivable                                       16,502
  Inventory                                                              32,468
  Prepaid expenses and other current assets                              22,621
                                                                   -------------

    Total Current Assets                                                134,654
                                                                   -------------

  Fixed assets, net of depreciation                                     156,399
                                                                   -------------

TOTAL ASSETS                                                          $ 291,053
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Bank overdraft                                                        $ 7,144
  Loan payable                                                           34,372
  Loan payable - related parties                                        459,139
  Accounts payable and accrued expenses                                 149,431
                                                                   -------------

      Total Current Liabilities                                         650,086
                                                                   -------------

      TOTAL LIABILITIES                                                 650,086
                                                                   -------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value; 125,000,000 shares authorized
    and 31,089,520 shares issued and outstanding                         31,090
  Additional paid-in capital                                            370,640
  Accumulated deficit                                                  (720,920)
  Accumulated other comprehensive income (loss)                         (39,843)
                                                                   -------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                    (359,033)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 291,053
                                                                   =============

The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
             AUGUST 27, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004



                                                    2005             2004
                                               --------------- -----------------

OPERATING REVENUES
  Sales                                             $ 183,253           $ 3,447
                                               --------------- -----------------

COST OF SALES
  Inventory, beginning of period                       25,134                 -
  Purchases                                           455,086            29,155
  Inventory, end of period                            (32,468)          (25,134)
                                               --------------- -----------------
       TOTAL COST OF SALES                            447,752             4,021
                                               --------------- -----------------

GROSS (LOSS)                                         (264,499)             (574)
                                               --------------- -----------------

OPERATING EXPENSES
   Selling and promotion                              130,924                 -
   Research and development                           128,771                 -
   Professional and consulting fees                    67,169            25,575
   Commissions                                         17,877                 -
   Other general and administrative expenses           47,228             3,381
   Depreciation                                        23,551                 -
                                               --------------- -----------------
       TOTAL OPERATING EXPENSES                       415,520            28,956
                                               --------------- -----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                   (680,019)          (29,530)

OTHER INCOME (EXPENSE)
   Interest expense                                   (11,371)                -
                                               --------------- -----------------
       TOTAL OTHER INCOME (EXPENSE)                   (11,371)                -
                                               --------------- -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES           (691,390)          (29,530)
PROVISION FOR INCOME TAXES                                  -                 -
                                               --------------- -----------------

NET LOSS APPLICABLE TO COMMON SHARES               $ (691,390)        $ (29,530)
                                               =============== =================

NET LOSS PER BASIC AND DILUTED SHARES                 $ (0.06)          $ (0.01)
                                               =============== =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             11,856,110         3,416,000
                                               =============== =================

The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
        FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD AUGUST 27, 2004
                     (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                                       ACCUMULATED
                                                                            Additional                    Other
                                                        COMMON STOCK         PAID-IN     ACCUMULATED  COMPREHENISVE
                                                    SHARES       AMOUNT      CAPITAL       DEFICIT     INCOME (LOSS)     TOTAL


Balance August 27, 2004                           3,416,000       $3,416      $66,554      $(69,668)   $       --          $302

Net loss for the year                                    --           --           --       (10,542)           --       (10,542)
                                                 ----------   ----------   ----------    ----------    ----------    ----------

Balance September 30, 2004                        3,416,000        3,416       66,554       (80,210)           --       (10,240)

Issuance of shares in reverse merger             27,010,000       27,010      (27,010)       50,680        (1,690)       48,990

Issuance of shares in conversion of debentures      663,520          664      331,096            --            --       331,760

Net loss for the year                                    --           --           --      (691,390)      (38,153)     (729,543)
                                                 ----------   ----------   ----------    ----------    ----------    ----------

Balance September 30, 2005                       31,089,520      $31,090     $370,640     $(720,920)     $(39,843)    $(359,033)
                                                 ==========   ==========   ==========    ==========    ==========    ==========




The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
             AUGUST 27, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                2005                 2004
                                                                           ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $ (691,390)           $ (29,530)
                                                                           ----------------    -----------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation                                                                   23,551                    -

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                             (56,803)              (6,260)
     (Increase) in investment tax credit receivable                                (16,502)                   -
     (Increase) in inventory                                                        (7,334)             (25,134)
     (Increase) in prepaid expenses and other current assets                       (22,621)                   -
     Increase in accounts payable and
       and accrued expenses                                                        118,584               30,846
                                                                           ----------------    -----------------
     Total adjustments                                                              38,875                 (548)
                                                                           ----------------    -----------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                      (652,515)             (30,078)
                                                                           ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                    (75,450)                   -
                                                                           ----------------    -----------------

      NET CASH (USED IN) INVESTING ACTIVITIES                                      (75,450)                   -
                                                                           ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                                           -                   79
    Increase in bank overdraft                                                       7,144                    -
    Proceeds from loan payable                                                       4,374               29,999
    Proceeds from loan payable - related parties                                   384,687                    -
    Proceeds from convertible debentures                                           331,760                    -
                                                                           ----------------    -----------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                   727,965               30,078
                                                                           ----------------    -----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                            -                    -

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                  -                    -
                                                                           ----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ -                  $ -
                                                                           ================    =================

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                              $ 10,345                $ 912
                                                                           ================    =================

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from related party loan payable                           $ 104,500                  $ -
                                                                           ================    =================
    Conversion of debentures into shares of common stock                         $ 331,760                  $ -
                                                                           ================    =================


The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                   NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

         OSK Capital II Corporation (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

         Teliphone, Inc. was founded by its original parent company, United American Corporation, a publicly traded Florida Corporation, in order to develop a Voice-over-Internet-Protocol (VoIP) network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. Industry experts predict the VoIP offering to be one of the fastest growing sectors from now until 2009. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony.

         Prior to its acquisition by the Company, Teliphone, Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone had also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.

GOING CONCERN

         As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $691,390 and $29,530 for the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004, and has a working capital deficiency of $515,432 as of September 30, 2005. The Company has recently emerged from the development stage and has just started generating revenues and is indebted to a related party for approximately $450,000. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

         Management believes that the Company's capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as Teliphone's ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. Teliphone's strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

GOING CONCERN (CONTINUED)

         The Company will look to further develop its existing relationship with its wholesaler in India in order to take advantage of the strong growth in demand for its VoIP products worldwide.

         In the near term, the Company will continue to pursue bridge financing, in addition to the approximately $330,000 it raised through convertible debentures this year to assist them in meeting their current working capital needs. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

         The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to investment tax credits, bad debts, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

         THE COMPANY CONSIDERS ALL HIGHLY LIQUID DEBT INSTRUMENTS AND OTHER SHORT-TERM INVESTMENTS WITH AN INITIAL MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No, 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

         Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

         INVENTORY

         Inventory is valued at the lower of cost or market determined on a first-in-first-out basis. Inventory consisted only of finished goods.

         FAIR VALUE OF FINANCIAL INSTRUMENTS (OTHER THAN DERIVATIVE FINANCIAL INSTRUMENTS)

         The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company's weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

         CURRENCY TRANSLATION
         For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004, the Company recorded approximately $38,153 and $1,690 in transaction gains (losses) as a result of currency translation.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RESEARCH AND DEVELOPMENT

                  THE COMPANY ANNUALLY INCURS COSTS ON ACTIVITIES THAT RELATE TO RESEARCH AND DEVELOPMENT OF NEW PRODUCTS. RESEARCH AND DEVELOPMENT COSTS ARE EXPENSED AS INCURRED. CERTAIN OF THESE COSTS ARE REDUCED BY GOVERNMENT GRANTS AND INVESTMENT TAX CREDITS WHERE APPLICABLE.

                  REVENUE RECOGNITION

         When the Company emerged from the development stage with the acquisition of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured.

         The Company also sells hardware components. These components are recognized upon delivery to the subscriber.

         ACCOUNTS RECEIVABLE

         The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,264 at September 30, 2005.

         Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

         INCOME TAXES

         The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVESTMENT TAX CREDITS

         The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated these investment tax credits to be $16,502 for the year ended September 30, 2005. There was an additional $59,384 in Federal research and development tax credits earned in 2005, however since the corporation is foreign controlled (Teliphone), these would not be refundable. These credits however can be used to reduce future years' taxable income and they expire in 2015.

         CONVERTIBLE INSTRUMENTS

         The Company reviews the terms of convertible debt and equity securities for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as a derivative financial instrument. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the debt instrument. The resulting discount to the face value of the debt instrument is amortized through periodic charges to interest expense using the Effective Interest Method.

         DERIVATIVE FINANCIAL INSTRUMENTS

         The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Valuation Method. The Company's convertible debenture did not constitute a derivative.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ADVERTISING COSTS

         The Company expenses the costs associated with advertising as incurred. Advertising expenses for the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004 are included in general and administrative expenses in the consolidated statements of operations.

         FIXED ASSETS

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles - 3 years, computer equipment - 3 years, and furniture and fixtures - 5 years.

         When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (LOSS) PER SHARE OF COMMON STOCK

         Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
         (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                      SEPTEMBER 30,         SEPTEMBER 30,
                                          2005                   2004
                                    ------------------    -------------------


Net loss                                   $ (691,390)             $ (29,530)
                                    ------------------    -------------------

Weighted-average common shares
Outstanding (Basic)                        11,856,110              3,416,000

Weighted-average common stock
Equivalents
     Stock options                                  -                      -
     Warrants                                       -                      -
                                    ------------------    -------------------

Weighted-average common shares
Outstanding (Diluted)                      11,856,110              3,416,000
                                    ==================    ===================


         The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees and common stock issuances are less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

         The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board
         (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

         SEGMENT INFORMATION

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company's subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoiP service as well as the service itself, the hardware sales are only necessary to receive the service. The Company does not consider this a separate segment of their business. In less than 5% of the cases is Teliphone, Inc. selling hardware without service or service without the hardware, therefore has not segregated their business.

         RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
         2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3-  FIXED ASSETS

         Fixed assets as of September 30, 2005 were as follows:

                                           Estimated Useful
                                            Lives (Years)

         Furniture and fixtures                   5                   $324
         Computer equipment                       3                158,087
         Vehicles                                 5                 21,539
                                                                    ------

                                                                   179,950
         Less: accumulated depreciation                             23,551
                                                                    ------
         Property and equipment, net                             $ 156,399
                                                                 =========

         There was $23,551 and $0 charged to operations for depreciation expense for the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004, respectively.

         The Company had acquired assets of a related entity, United American Corporation that related to United American Corporations use of the Company's VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4-  LOANS PAYABLE

         The Company entered into loans payable with non-related parties originally due October 23, 2004 at 5% interest per annum. The loans were extended to May 31, 2006. The notes are unsecured.

         The balance of the loan payable at September 30, 2005 is $34,372. There is no accrued interest on the loan at September 30, 2005. Interest expense for the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004 amounted to $11,371 and $0, respectively.

NOTE 5-  LOANS PAYABLE - RELATED PARTIES

         The Company entered into a loan payable with United American Corporation, a company with common directors of the Company. The loans payable are non-interest bearing, unsecured and are due on demand.

         The loan is the result of United American Corporation funding working capital to the Company as it began operations. The Company does anticipate repayment of these loans over the next year as operations increases and the Company becomes cash flow positive.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6-  CONVERTIBLE DEBENTURES

         On August 11, 2005, the Company entered into 10% Convertible Debentures (the "Debentures") with various individuals. The Debentures had a maturity date of August 11, 2008, and incurred interest at a rate of 10% per annum.

         The Debentures can either be paid to the holders on August 11, 2008 or converted at the holders' option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five
         (5) trading days immediately proceeding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc. The holder agrees that it shall not convert the Debentures prior to August 12, 2005, if on a conversion date the closing price of the common stock on any of the five (5) trading days immediately proceeding the applicable conversion date id $.50 per share or less. The Company's stock was not trading on a Principal Market as of August 12, 2005, and therefore the holders all converted their debentures at $.50 per share. The total Debentures issued by the Company was $331,760 and the Company issued 663,520 shares of common stock in conversion of the debentures. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company's common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. There was no derivative liability recognized due to the conversion of the debenture into shares of common stock at he time the debenture agreement was entered into.

         The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

         There was no interest charged due to the debentures being converted immediately.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 7-  COMMITMENTS

         On August 23, 2005, Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company's products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of September 30, 2005.

         Teliphone, Inc. has entered into a lease agreement for its offices, which expires on July 31, 2010. Minimum rental for the next five years and in the aggregate approximate:

         Year Ended
         September 30
         ------------

         2006                          $  50,835
         2007                             50,835
         2008                             50,835
         2009                             50,835
         2010                             42,364
                                       ---------
                                        $245,704
                                       =========

         The lease contains an escalation clause regarding property taxes, electricity, heating, maintenance and repairs.

NOTE 8-  STOCKHOLDERS' DEFICIT

         COMMON STOCK

         As of September 30, 2005, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

         The Company has 31,089,520 shares issued and outstanding as of September 30, 2005.

         On September 30, 2004, the Company had 3,216,000 shares issued and outstanding. On April 28, 2005, the Company entered into a reverse merger upon the acquisition of Teliphone, Inc. and issued 27,010,000 shares of common stock to the shareholders of Teliphone, Inc. in exchange for all of the outstanding shares of stock of Teliphone, Inc. Thus the Company had 30,426,000 shares issued and outstanding.

         In 2005, the Company issued 663,520 shares for in conversion of convertible debentures that the Company received $331,760 in cash for.

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 9-  PROVISION FOR INCOME TAXES

         Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

         At September 30, 2005 and 2004, deferred tax assets consist of the following:

                                              2005            2004
         Net operating losses                  $ 245,113       $ 10,040

         Valuation allowance                    (245,113)       (10,040)
                                         -------------------------------
                                               $       -       $      -
                                         ===============================

      AT SEPTEMBER 30, 2005, THE COMPANY HAD A NET OPERATING LOSS CARRYFORWARD IN THE APPROXIMATE AMOUNT OF $720,920, AVAILABLE TO OFFSET FUTURE TAXABLE INCOME THROUGH 2025. THE COMPANY ESTABLISHED VALUATION ALLOWANCES EQUAL TO THE FULL AMOUNT OF THE DEFERRED TAX ASSETS DUE TO THE UNCERTAINTY OF THE UTILIZATION OF THE OPERATING LOSSES IN FUTURE PERIODS.

         A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2005 and 2004 is summarized as follows:



                                                         ------------------------------------
                                                              2005                2004
                                                         ---------------     ----------------
         Federal statutory rate                             (34.0)%              (34.0)%
         State income taxes, net of federal benefits          3.3                  3.3
         Valuation allowance                                 30.7                 30.7
                                                         ---------------     ----------------
                                                               0%                   0%
                                                         ===============     ================

                           OSK CAPITAL II CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 10- SUBSEQUENT EVENTS

         On December 7, 2005, the Company entered into, in conjunction with United American Corporation, a related party, a Customer and Asset Acquisition and Software Licensing Agreement with Iphonia, Inc., a Quebec corporation.

         The Agreement requires transfer of Iphonia Inc.'s. clients and services to the Company along with the sale of various telecommunications equipment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coach Industries Corporation, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                         Chief Executive Officer

                                                         Date: February 27, 2006


                                                           By/s/ George Metrakos
                                                  ------------------------------
                                                        Chief Accounting Officer

                                                         Date: February 27, 2006

In accordance with the Exchange Act , the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..



                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                       George Metrakos, Director

                                                         Date: February 27, 2006


                                                           By /s/ Robert Cajolet
                                                  ------------------------------
                                                        Robert Cajolet, Director

                                                         Date: February 27, 2006