Form 10QSB
period 2005-12-31
OSK CAPITAL II CORP
filed 2006-03-02
CIK 1101783

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------




                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING DECEMBER 31, 2005


--------------------------------------------------------------------------------




                           OSK CAPITAL II CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                      000-28793                84-1491673
(STATE OR OTHER JURISDICTION OF   (COMMISSION FILE NUMBER)   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


1080 BEAVER HALL, SUITE 1555, MONTREAL, QUEBEC CANADA              H2Z 1S8
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 514-313-6010



          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

                         JOSEPH I. EMAS, ATTORNEY AT LAW
                             1224 WASHINGTON AVENUE
                           MIAMI BEACH, FLORIDA 33139

                             TELEPHONE: 305.531.1174

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No|_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 1, 2006, 31,089,520 shares of $.001 par value common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes|_| No |X|


Indicate by check mark whether the registrant is a shall company (as defined in rule 12b-2 of the Exchange Act). Yes|_| No |X|

--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)


        Condensed Consolidated Balance Sheet at December 31, 2005

        Condensed Consolidated Statements of Operations and Comprehensive Income
        (Loss) for the Three Months Ended December 31, 2005 and December 31,
        2004

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and December 31, 2004

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits



        Signatures

                           OSK CAPITAL II CORPORATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Condensed Consolidated Balance Sheet as of December 31, 2005

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
   December 31, 2005 and  2004

Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------


                           OSK CAPITAL II CORPORATION
                      CONDESNED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)

                                     ASSETS
                                     ------



Current Assets:
  Cash and cash equivalents                                                 $ -
  Accounts receivable, net                                               58,320
  Investment tax credit receivable                                       16,458
  Inventory                                                              51,652
  Prepaid expenses and other current assets                              20,515
                                                                   -------------

    Total Current Assets                                                146,945
                                                                   -------------

  Fixed assets, net of depreciation                                     155,130
                                                                   -------------

TOTAL ASSETS                                                          $ 302,075
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

LIABILITIES
Current Liabilities:
  Bank overdraft                                                        $ 5,086
  Loan payable                                                           77,701
  Loan payable - related parties                                        506,302
  Accounts payable and accrued expenses                                 137,588
                                                                   -------------

      Total Current Liabilities                                         726,677
                                                                   -------------

      TOTAL LIABILITIES                                                 726,677
                                                                   -------------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value; 125,000,000 shares authorized
    and 31,089,520 shares issued and outstanding                         31,090
  Additional paid-in capital                                            370,640
  Accumulated deficit                                                  (788,579)
  Accumulated other comprehensive income (loss)                         (37,753)
                                                                   -------------

      TOTAL STOCKHOLDERS' (DEFICIT)                                    (424,602)
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 302,075
                                                                   =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                 CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                 2005             2004
                                                            --------------- -----------------
OPERATING REVENUES
  Sales                                                           $ 87,011          $ 36,105
                                                            --------------- -----------------

COST OF SALES
  Inventory, beginning of period                                    32,468            25,134
  Purchases                                                        121,430           152,191
  Inventory, end of period                                         (51,652)          (44,059)
                                                            --------------- -----------------
       TOTAL COST OF SALES                                         102,246           133,266
                                                            --------------- -----------------

GROSS (LOSS)                                                       (15,235)          (97,161)
                                                            --------------- -----------------

OPERATING EXPENSES
   Selling and promotion                                             1,869            60,406
   Professional and consulting fees                                 12,334            26,312
   Commissions                                                      19,080               683
   Other general and administrative expenses                         4,887            20,091
   Depreciation                                                     12,583             4,210
                                                            --------------- -----------------
       TOTAL OPERATING EXPENSES                                     50,753           111,702
                                                            --------------- -----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                 (65,988)         (208,863)

OTHER INCOME (EXPENSE)
   Interest expense                                                 (1,671)           (1,532)
                                                            --------------- -----------------
       TOTAL OTHER INCOME (EXPENSE)                                 (1,671)           (1,532)
                                                            --------------- -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                         (67,659)         (210,395)
PROVISION FOR INCOME TAXES                                               -                 -
                                                            --------------- -----------------

NET LOSS APPLICABLE TO COMMON SHARES                             $ (67,659)       $ (210,395)
                                                            =============== =================

NET LOSS PER BASIC AND DILUTED SHARES                              $ (0.00)          $ (0.06)
                                                            =============== =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                          31,089,520         3,416,000
                                                            =============== =================

COMPREHENSIVE INCOME (LOSS)
     Net loss                                                    $ (67,659)       $ (210,395)
     Other comprehensive income (loss)
         Currency translation adjustments                            2,090              (202)
                                                            --------------- -----------------
Comprehensive income (loss)                                      $ (65,569)       $ (210,597)
                                                            =============== =================


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                                    2005                 2004
                                                                               ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $ (67,659)          $ (210,395)
                                                                               ----------------    -----------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation                                                                       12,583                4,210
     Effect of currency translation adjustments                                          2,090                 (202)
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                                          4,743              (35,754)
     (Increase) decrease in investment tax credit receivable                                44                    -
     (Increase) in inventory                                                           (19,184)             (18,925)
     (Increase) decrease in prepaid expenses and other current assets                    2,106                    -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                            (11,844)             (14,296)
                                                                               ----------------    -----------------
     Total adjustments                                                                  (9,462)             (64,967)
                                                                               ----------------    -----------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                           (77,121)            (275,362)
                                                                               ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                        (11,314)              (7,876)
                                                                               ----------------    -----------------

      NET CASH (USED IN) INVESTING ACTIVITIES                                          (11,314)              (7,876)
                                                                               ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Increase (decrease) in bank overdraft                                               (2,058)                  44
    Proceeds from loan payable, net                                                     43,330               (4,419)
    Proceeds from loan payable - related parties, net                                   47,163              287,613
                                                                               ----------------    -----------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        88,435              283,238
                                                                               ----------------    -----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                                -                    -

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                      -                    -
                                                                               ----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $ -                  $ -
                                                                               ================    =================

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                                   $ 1,671              $ 1,532
                                                                               ================    =================

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from related party loan payable                                     $ -            $ 104,500
                                                                               ================    =================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
              NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE1-      ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

            The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
            --------------------------------------
            GOING CONCERN
            -------------

            As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $67,659 and $210,395 for the three months ended December 31, 2005 and 2004, and has a working capital deficiency of $579,732 as of December 31, 2005. The Company has recently emerged from the development stage and has just started generating revenues and is indebted to a related party for approximately $450,000. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

            The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            PRINCIPLES OF CONSOLIDATION
            ---------------------------

            The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            USE OF ESTIMATES
            ----------------

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

            CASH AND CASH EQUIVALENTS
            -------------------------

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            COMPREHENSIVE INCOME
            --------------------

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

            INVENTORY
            ---------

            Inventory is valued at the lower of cost or market determined on a first-in-first-out basis. Inventory consisted only of finished goods.

            FAIR VALUE OF FINANCIAL INSTRUMENTS (OTHER THAN DERIVATIVE FINANCIAL
            --------------------------------------------------------------------
            INSTRUMENTS)
            ------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------
            CURRENCY TRANSLATION
            --------------------

            For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income
            (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2005 and 2004, the Company recorded approximately $2,090 and ($202) in transaction gains (losses) as a result of currency translation.


            RESEARCH AND DEVELOPMENT
            ------------------------

            The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.


            REVENUE RECOGNITION
            -------------------

            When the Company emerged from the development stage with the acquisition of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured.

            The Company also sells hardware components. These components are recognized upon delivery to the subscriber.

            ACCOUNTS RECEIVABLE
            -------------------

            The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,245 at December 31, 2005.

            Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            INCOME TAXES
            ------------

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

            INVESTMENT TAX CREDITS
            ----------------------

            The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated these investment tax credits to be $16,458 as of December 31, 2005. These credits however can be used to reduce future years' taxable income and they expire in 2015.

            CONVERTIBLE INSTRUMENTS
            -----------------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            DERIVATIVE FINANCIAL INSTRUMENTS
            --------------------------------

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

            ADVERTISING COSTS
            -----------------

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended December 31, 2005 and 2004 are included in general and administrative expenses in the consolidated statements of operations.

            FIXED ASSETS
            ------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            IMPAIRMENT OF LONG-LIVED ASSETS
            -------------------------------

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

            (LOSS) PER SHARE OF COMMON STOCK
            --------------------------------

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

            The following is a reconciliation of the computation for basic and diluted EPS:


                                                    DECEMBER 31,           DECEMBER 31,
                                                        2005                   2004
                                                 ------------------    -------------------

            Net loss                                     $ (67,659)            $ (210,395)
                                                 ------------------    -------------------

            Weighted-average common shares
            Outstanding (Basic)                         31,089,520              3,416,000

            Weighted-average common stock
            Equivalents
            Stock options                                        -                      -
            Warrants                                             -                      -
                                                 ------------------    -------------------

            Weighted-average common shares
            Outstanding (Diluted)                       31,089,520              3,416,000
                                                 ==================    ===================

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            (LOSS) PER SHARE OF COMMON STOCK (CONTINUED)
            --------------------------------

            The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

            STOCK-BASED COMPENSATION
            ------------------------

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

            SEGMENT INFORMATION
            -------------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
            ------------------------------------------

            RECENT ACCOUNTING PRONOUNCEMENTS
            --------------------------------

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

NOTE 3-     FIXED ASSETS
            ------------

            Fixed assets as of December 31, 2005 were as follows:

                                             Estimated Useful
                                              Lives (Years)
                                              -------------

            Furniture and fixtures                  5                   $324
            Computer equipment                      3                158,151
            Vehicles                                5                 32,789
                                                                      ------

                                                                     191,264
            Less: accumulated depreciation                            36,134
                                                                      ------
            Property and equipment, net                            $ 155,130
                                                                   =========

            There was $12,583 and $4,210 charged to operations for depreciation expense for the three months ended December 31, 2005 and 2004, respectively.

            The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporations use of the Company's VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4-     LOANS PAYABLE
            -------------

            The Company entered into loans payable with non-related parties originally due October 23, 2004 at 5% interest per annum. The loans were extended to May 31, 2006. The notes are unsecured. Additionally, the Company has been advanced $50,000 by a non-related party with no interest or specific repayment terms.

            The balance of the loans payable at December 31, 2005 is $77,701. There is no accrued interest on the loan at December 31, 2005. Interest expense for the three months ended December 31, 2005 and 2004 amounted to $1,671 and $1,532, respectively.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 5-     LOANS PAYABLE - RELATED PARTIES
            -------------------------------

            The Company entered into a loan payable with United American Corporation, a company with common directors of the Company. The loans payable are non-interest bearing, unsecured and are due on demand.

            The loan is the result of United American Corporation funding working capital to the Company as it began operations. The Company does anticipate repayment of these loans over the next year as operations increases and the Company becomes cash flow positive. The Company and United American Corporation in February 2006, agreed to repay the loans payable - related parties in the form of common stock of the Company. The repayment will include all amounts owed through December 31, 2005 and any amounts advanced in 2006 up through the repayment date.

NOTE 6-     CONVERTIBLE DEBENTURES
            ----------------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 7-     COMMITMENTS
            -----------

            On August 23, 2005, Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company's products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of December 31, 2005.

            Teliphone, Inc. has entered into a lease agreement for its offices, which expires on July 31, 2010. Minimum rental for the next five years and in the aggregate approximate:

            Period Ended
            December 31
            -----------

            2006                                         $  50,835
            2007                                            50,835
            2008                                            50,835
            2009                                            50,835
            2010                                            29,655
                                                         ---------
                                                          $232,995

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

NOTE 8-     STOCKHOLDERS' DEFICIT
            ---------------------

            COMMON STOCK
            ------------

            As of December 31, 2005, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

            The Company has 31,089,520 shares issued and outstanding as of December 31, 2005.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 8-     STOCKHOLDERS' DEFICIT (DEFICIT)
            -------------------------------

            In August 2005, the Company issued 663,520 shares for in conversion of convertible debentures that the Company received $331,760 in cash for.


NOTE 9-     PROVISION FOR INCOME TAXES
            --------------------------

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

            At December 31, 2005 and 2004, deferred tax assets consist of the following:


                                                     2005            2004
                                                     ----            ----
            Net operating losses                  $ 268,117       $ 81,575

            Valuation allowance                    (268,117)       (81,575)
                                            -------------------------------

                                                        $ -            $ -
                                            ===============================

            At December 31, 2005, the Company had a net operating loss carryforward in the approximate amount of $788,579, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2005 and 2004 is summarized as follows:



                                                            ---------------     ----------------

                                                                 2005                2004
                                                            ---------------     ----------------

            Federal statutory rate                             (34.0)%              (34.0)%

            State income taxes, net of federal benefits          3.3                  3.3

            Valuation allowance                                 30.7                 30.7
                                                            ---------------     ----------------
                                                                  0%                   0%
                                                            ===============     ================


NOTE 10- The Company and United American Corporation in February 2006, agreed to repay the loans payable - related parties in the form of common stock of the Company. The repayment will include all amounts owed through December 31, 2005 and any amounts advanced in 2006 up through the repayment date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described in the 2005 Annual Report on Form 10-KSB.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                  ---------------------------------------------


Results of Operations
---------------------

The Company's condensed consolidated balance sheet as of the three months ended December 31, 2005, had assets consisting of accounts receivable in the amount of $58,320, income tax receivable (Canadian Research and Development Tax Credits) of $16,458, inventory of $51,652 and prepaid expenses of $20,515, fixed assets of $155,130, but no cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of December 31, 2005 reflects an accumulated deficit of ($788,579) and a stockholders' deficit of ($424,602).

The Company recorded sales of $87,011 for the three months ended December 31, 2005 as compared to $36,105 for the three months ended December 31, 2004. The Company's cost of sales were $102,246 for the three months ended December 31, 2005 compared to $133,266 for the three months ended December 31, 2004, primarily as a consequence of an decrease in the cost of purchasing inventory. The Company's aggregate operating expenses were $50,753 for the three months ended December 31, 2005 compared to $111,702 for the three months ended December 31, 2004. Interest expense for the three months ended December 31, 2005 was $1,671 and $1,532 respectively. As a result, the Company had a net loss of ($67,659) for the three months ended December 31, 2005 compared to a net loss of ($210,395) for the three months ended December 31, 2004.

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

USE OF ESTIMATES
----------------

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

INVENTORIES
-----------

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


CURRENCY TRANSLATION
--------------------

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2005 and 2004, the Company recorded approximately $2,090 and ($202) in transaction gains (losses) as a result of currency translation.


RESEARCH AND DEVELOPMENT
------------------------

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

REVENUE RECOGNITION
-------------------

When the Company emerged from the development stage with the acquisition of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and collection was reasonably assured.

The Company also sells hardware components. These components are recognized upon delivery to the subscriber.

ACCOUNTS RECEIVABLE
-------------------

The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,245 at December 31, 2005.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

INCOME TAXES
------------

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

STOCK-BASED COMPENSATION
------------------------

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

SEGMENT INFORMATION
-------------------

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

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2005.

    PART II OTHER INFORMATION
    -------------------------

Item 1.  Legal Proceedings
         -----------------
            Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
        ------------------------------------------------------------
            None.

Item 3.  Defaults upon Senior Securities
         -------------------------------
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

            None.

Item 5.  Other Information
         -----------------
            Not applicable

Item 6.  Exhibits
         ---------
          A. Exhibits:

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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                             -----------------------------------
                                                         Chief Executive Officer

                                                             Date: March 2, 2006


                                                           By/s/ George Metrakos
                                             -----------------------------------
                                                        Chief Accounting Officer

                                                             Date: March 2, 2006

--------------------------------------------------------------------------------



                                  Exhibit Index

EXHIBIT NO.    DESCRIPTION
----------     -----------------------------------------------------------------

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