Form 10KSB/A
period 2005-09-30
OSK CAPITAL II CORP
filed 2006-03-06
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


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

Transitional Small Business Disclosure Format (Check one): Yes |_|; No |X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_|; No |X|

EXPLANATORY NOTE: This Amended Annual Report on Form 10-KSB/A is being filed for purpose of adding Exhibit 23.1 and 23.2. In all other material respects this Amended Annual Report on Form 10-KSB is unchanged from the Annual Report on Form 10-KSB filed by the Company on February 27,2006.

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

14.1 Code of Ethics (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 27,
2006).

23.1 Consent of independent certified public accountants: Michael Pollack CPA

23.2 Consent of independent certified public accountants: Schwartz Levitsky Feldman LLP

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



                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                         Chief Executive Officer

                                                             Date: March 6, 2006


                                                           By/s/ George Metrakos
                                                  ------------------------------
                                                        Chief Accounting Officer

                                                             Date: March 6, 2006

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



                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                       George Metrakos, Director

                                                             Date: March 6, 2006


                                                           By /s/ Robert Cajolet
                                                  ------------------------------
                                                        Robert Cajolet, Director

                                                             Date: March 6, 2006