Form 10QSB/A
period 2005-06-30
OSK CAPITAL II CORP
filed 2006-04-07
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment Two

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005; OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number: 0-28793

OSK CAPITAL II CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1491673 (I.R.S. Employer Identification No.)

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

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒No

As of August 20, 2006, there were 30,426,000 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

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

1980, rue Sherbrooke Ouest, 10[e] étage Montréal (Québec) H3H 1E8 Tél: 514 937 6392 Fax: 514 933 9710

OSK CAPITAL II CORPORATION
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts Expressed in United States Dollars)

1980, rue Sherbrooke Ouest, 10[e] étage Montréal (Québec) H3H 1E8 Tél: 514 937 6392 Fax: 514 933 9710

OSK CAPITAL II CORPORATION
(A Development Stage Company)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts Expressed in United States Dollars)

TABLE OF CONTENTS

Interim Consolidated Balance Sheet	1

Interim Consolidated Statements of Operations and Deficit	2

Interim Consolidated Statements of Cash Flows	3

Interim Consolidated Statements of Changes in Stockholder Deficiency	4

Notes to Consolidated Financial Statements	5

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005 (RE-STATED)
(Amounts expressed in United States Dollars)

June 30, 2005 (UNAUDITED) (Re-stated)
ASSETS
Cash
Accounts receivable	49,635
Sales tax receivable	7,7963
Inventory	102,490
160,088

Capital assets	95,442
255,530

LIABILITIES
Bank indebtedness	3,683
Accounts payable and accrued liabilities	42,852
Loans payable	50,291
Debentures payable	289,325
Loan payable - related company	309,998
696,149

STOCKHOLDERS' DEFICIENCY
Capital stock	3,043
Deficit	(451,779)
Comprehensive income (loss)	8,117

Total stockholders' deficit	(440,619)

Total liabilities and stockholders' deficit	255,530

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2005 AND FROM INCEPTION (RE-STATED)
(Amounts Expressed in United States Dollars)

	Three months June 30, 2005		Nine months June 30, 2005		27 August 2004
	(Re-stated)		(Re-stated)		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Sales	82,416	-	160,775	-	164,993

Cost of sales
Inventory, beginning of period	116,235	-	30,814	-	30,814
Purchases	32,154	-	170,210	-	205,891
	148,389	-	201,024	-	236,705
Inventory, end of period	102,490	-	102,490	-	134,215
	45,899	-	98,534	-	102,490

Gross profit	36,517	-	62,241	-	62,503

Operating expenses
Selling and promotion	59,164	-	183,333	-	183,333
Professional and consulting fees	26,207	-	132,293	-	246,564
Office and general	5,470	-	15,884	-	15,884
Deliver and Transport	1,796	-	12,022	-	12,022
Interest on long term debt	6,602	-	8,776	-	8,776
Interest and bank charges	730	-	2,881	-	2,881
Salaries and wage levies	14,613	-	40,616	-	40,616
Telecommunications network costs	(10,773)	-	55,623	-	59,390
Telephone	410	-	3,107	-	3,107
Amortization	9,468	-	28,265	-	28,265
	113,687	-	482,800		600,838

Net earnings (loss)	(77,170)	-	(420,559)		(538,335)

Net earnings (loss) per common share basic and diluted	5,524,587	-	5,524,587

Weighted average number of common shares used in calculation	(0.01)	-	(0.08)

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2005 AND FROM INCEPTION (RE-STATED)
(Amounts Expressed in United States Dollars)

	Three months	Nine months	27 August 2004
	June 30, 2005	June 30, 2005	(Inception) to
Cash flows from operating activities	(Re-stated)	(Re-stated)	September 30, 2005

Net earnings (loss)	(77,170)	(420,559)	(420,559)
Amortization	9,468	28,265	28,265

Changes in operating assets and liabilities
Accounts receivable	(14,370)	(43,379)	(43,379)
Sales tax	(1,090)	(7,963)	(7,963)
Inventory	18,746	(77,356)	(77,356)
Accounts payable and accrued liabilities	3,794	12,006	12,006

Net cash provided from (used in) operating activities	(60,622)	(537,251)	(537,251)

Cash flows from financing activities

Issuance of share capital	-	-	-
Proceeds from loan payable	20,882	20,293	20,293
Proceeds from loans payable, related companies	(126,619)	309,998	309,998
Proceeds from debentures payable	142,007	289,325	289,325

Net cash provided from (used in) financing activities	39,883	632,299	623,299

Cash flows from investing activities

Acquisition of fixed assets	20,729	(86,048)	(86,048)

Increase (decrease) in cash	-	-	-

Cash, beginning of year	-	-	-

Cash, end of year	-	-	-

Supplementary cash flow information
Interest paid

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIENCY
AS AT JUNE 30, 2005 (RE-STATED)
(Amounts Expressed in United States Dollars)

				Deficit
				Accumulated
	Common		Additional	During the	Total
	stock		Paid in	Development	Stockholder's
	Shares	Amount ($)	Capital ($)	Stage ($)	Deficiency($)

At August 27, 2004	-	-	-	-	-
Issue of stock for cash	100	79	-	-	-
Net loss for the year 2004				(31,220)	(31,220)
Balance, September 30, 2004	100	79	-	(31,220)	(31,220)

Recapitalization pursuant to reverse acquisition	30,425,900	2,964	-	-	-
Net loss for the nine months ended June 30, 2005	-	-	-	(420,559)	(420,559)
Balance, June 30, 2005	30,426,000	3,043	-	(451,779)	(451,779)

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 (RE-STATED)
(Amounts Expressed in United States Dollars)

1. BASIS OF CONSOLIDATION

The consolidated financial statements include accounts of OSK Capital II Corporation and its wholly owned subsidiary Teliphone Inc. for the nine month period ended June 30, 2005.

2. INTERIM REPORTING

While the information presented in the accompanying consolidated interim three months financial statements is unaudited, it includes all adjustments, which are in the opinion of management necessary to present fairly the consolidated financial position, results of operations for the interim consolidated periods presented. All adjustments are normal recurring nature. It is suggested that these Interim consolidated financial statements be read in conjunction with the company’s September 30, 2004 annual financial statements.

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

4. MERGER AND RECAPITALIZATION

The merger with Teliphone Inc., a Canadian corporation was consummated on June 8, 2005. The merger was accounted for as a recapitalization of Teliphone inc., the results of operations for periods prior to the merger are those of Teliphone Inc., Teliphone Inc.’s accumulated deficit was brought forward, and Teliphone Inc.’s historical stockholder’s equity prior to the merger was retroactively restated for the equivalent number of shares received in the merger.

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

On March 17, 2005, the Company executed a letter of intent whereby the Company proposed to exchange shares of the Company for one hundred percent (100%) of the outstanding shares of Teliphone Inc.  In terms of the consolidated financials, during the period from March 2, 1999 (inception) through June 30, 2005, the Company has accumulated a deficit of ($451,799).

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

OSK CAPITAL II CORP.

By /s/ George Metrakos
-------------------------------------------
Chief Executive Officer

Date: April 7, 2006

By /s/ George Metrakos
------------------------------------------
Chief Accounting Officer

Date: April 7, 2006