Form 10KSB/A
period 2005-09-30
OSK CAPITAL II CORP
filed 2006-04-07
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                 Amendment Two


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

                                EXPLANATORY NOTE

We have revised this report on Form 10-KSB to reflect adjustments in our financial statements and include the predecessor audit report.

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

Employment Agreements

GEORGE METRAKOS, Chairman, CEO and President

George Metrakos is compensated $48,000 annually. Effective April 28, 2005, he was awarded 961,538 shares of restricted stock of the corporation. These shares are issued to Metratech Business Solutions Inc., a Canadian company wholly owned by George Metrakos.

Effective only once the common stock of the Company is trading over the counter, it has been agreed that George Metrakos will receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. This stock option plan has not been formalized or disclosed as of the date of this filing.

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




/s/ Michael Pollack CPA
Cherry Hill, NJ
February 20, 2006

Letterhead of Schwartz Levitsky Feldman LLP

                                AUDITORS' REPORT


To the Shareholder of TELIPHONE INC.

We have audited the balance sheet of Teliphone Inc., as at September 30, 2004, and the statements of operations and deficit for the period from date of inception, August 27, 2004 to September 30, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. In our opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation as at September 30, 2004, and the results of its operations for the period from date of inception, August 27 2004, to September 30, 2004, in accordance with Canadian generally accepted accounting principles.

/s/ Schwartz Levitsky Feldman LLP

Schwartz Levitsky Feldman LLP
Chartered Accountants LLP
Montreal, Quebec July 13, 2005

                           OSK CAPITAL II CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS
                                                                          US $
                                                                      ---------
Current Assets:
  Cash and cash equivalents                                           $      --
  Accounts receivable, net                                               63,063
  Investment tax credit receivable                                       16,502
  Inventory                                                              32,468
  Prepaid expenses and other current assets                              22,621
                                                                      ---------

    Total Current Assets                                                134,654
                                                                      ---------

  Fixed assets, net of depreciation                                     156,399
                                                                      ---------

TOTAL ASSETS                                                          $ 291,053
                                                                      =========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Bank overdraft                                                      $   7,144
  Loan payable                                                           34,372
  Loan payable - related parties                                        459,139
  Accounts payable and accrued expenses                                 149,431
                                                                      ---------

      Total Current Liabilities                                         650,086
                                                                      ---------

      Total Liabilities                                                 650,086
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value; 125,000,000 shares authorized
    and 31,089,520 shares issued and outstanding                         31,090
  Additional paid-in capital                                            370,640
  Accumulated deficit                                                  (720,920)
  Accumulated other comprehensive income (loss)                         (39,843)
                                                                      ---------

      Total Stockholders' (Deficit)                                    (359,033)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 291,053
                                                                      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
             AUGUST 27, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                US$
                                                       2005             2004
                                                   ------------    ------------
OPERATING REVENUES
  Revenues                                         $    183,253    $      3,447
                                                   ------------    ------------

COST OF REVENUES
  Inventory, beginning of period                         25,134              --
  Purchases and cost of VoIP services                   455,086          29,155
  Inventory, end of period                              (32,468)        (25,134)
                                                   ------------    ------------
       Total Cost of Revenues                           447,752           4,021
                                                   ------------    ------------

GROSS (LOSS)                                           (264,499)           (574)
                                                   ------------    ------------

OPERATING EXPENSES
   Selling and promotion                                130,924              --
   Research and development                             128,771              --
   Professional and consulting fees                      67,169          25,575
   Commissions                                           17,877              --
   Other general and administrative expenses             47,228           3,381
   Depreciation                                          23,551              --
                                                   ------------    ------------
       Total Operating Expenses                         415,520          28,956
                                                   ------------    ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                     (680,019)        (29,530)

OTHER INCOME (EXPENSE)
   Interest expense                                     (11,371)             --
                                                   ------------    ------------
       Total Other Income (Expense)                     (11,371)             --
                                                   ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (691,390)        (29,530)
Provision for Income Taxes                                   --              --
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (691,390)   $    (29,530)
                                                   ============    ============

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.02)   $      (0.00)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               30,518,711      30,426,000
                                                   ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
        FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD AUGUST 27, 2004
                     (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                           US$
                                                                                                          Accumulated
                                                                                Additional                   Other
                                                            Common Stock          Paid-in    Accumulated  Comprehenisve
                                                         Shares      Amount       Capital      Deficit    Income (Loss)     Total
                                                      -----------------------   ----------   ----------   -------------  ----------
Balance August 27, 2004                               30,426,000   $   30,426   $   39,544   $  (18,988)   $   (1,690)   $   49,292

Net loss for the year                                         --           --           --      (10,542)           --       (10,542)
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance September 30, 2004                            30,426,000       30,426       39,544      (29,530)       (1,690)       38,750

Issuance of shares in conversion of debentures           663,520          664      331,096           --            --       331,760

Net loss for the year                                         --           --           --     (691,390)      (38,153)     (729,543)
                                                      ----------   ----------   ----------   ----------    ----------    ----------

Balance September 30, 2005                            31,089,520   $   31,090   $  370,640   $ (720,920)   $  (39,843)   $ (359,033)
                                                      ==========   ==========   ==========   ==========    ==========    ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND PERIOD
             AUGUST 27, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                          US$
                                                                   2005          2004
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $(691,390)    $ (29,530)
                                                                ---------     ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                  23,551            --
     Provision for bad debts                                        7,264            --
  Changes in assets and liabilities
     (Increase) in accounts receivable                            (64,067)       (6,260)
     (Increase) in investment tax credit receivable               (16,502)           --
     (Increase) in inventory                                       (7,334)      (25,134)
     (Increase) in prepaid expenses and other current assets      (22,621)           --
     Increase in accounts payable and
       and accrued expenses                                       118,584        30,846
                                                                ---------     ---------
     Total adjustments                                             38,875          (548)
                                                                ---------     ---------

     Net cash (used in) operating activities                     (652,515)      (30,078)
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                   (75,450)           --
                                                                ---------     ---------

      Net cash (used in) investing activities                     (75,450)           --
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from the issuance of common stock                         --            79
    Increase in bank overdraft                                      7,144            --
    Proceeds from loan payable                                      4,374        29,999
    Proceeds from loan payable - related parties                  384,687            --
    Proceeds from convertible debentures                          331,760            --
                                                                ---------     ---------

       Net cash provided by financing activities                  727,965        30,078
                                                                ---------     ---------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                          --            --

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                --            --
                                                                ---------     ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                       $      --     $      --
                                                                =========     =========

CASH PAID DURING THE YEAR FOR:
    Interest expense                                            $  10,345     $     912
                                                                =========     =========

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from related party loan payable          $ 104,500     $      --
                                                                =========     =========
    Conversion of debentures into shares of common stock        $ 331,760     $      --
                                                                =========     =========

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

      Prior to its acquisition by the Company, Teliphone, Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone ahd also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York.

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


      Currency Translation

      For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company's functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended September 30, 2005 and period August 27, 2004 (inception) through September 30, 2004, the Company recorded approximately $38,153 and $1,690 in transaction gains (losses) as a result of currency translation.

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

      The Company typically sells the hardware device at a subsidized price in order to reduce the barrier to entry for the service by the customer, who then agrees to continue the service for a minimum of one year. The cost of the hardware is recovered through monthly service revenues. The price of the hardware is therefore determined on the sales incentive program that the Company uses.

      The hardware device is locked in order to only enable it with the Company's services. Therefore, after the service contract, if the customer does not renew, the device becomes unusable by the customer. In some cases, the early termination of service prior to the end of the contract term, results in a penalty which permits the Company to recover any subsidized costs upon cancellation of the contract.

      Cancellation fees were minor, and included in revenue upon cancellation of the related contract.

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                               September 30,       September 30,
                                                    2005               2004
                                               ------------        ------------

Net loss                                       $   (691,390)       $    (29,530)
                                               ------------        ------------

Weighted-average common shares
Outstanding (Basic)                              30,518,711          30,426,000

Weighted-average common stock
Equivalents
     Stock options                                       --                  --
     Warrants                                            --                  --
                                               ------------        ------------

Weighted-average common shares
Outstanding (Diluted)                            30,518,711          30,426,000
                                               ============        ============

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

      Teliphone, Inc. has entered into a lease agreement for its offices, which expires on July 31, 2010. Minimum rental for the next five years and in the aggregate approximate:

      Year Ended
      September 30

      2006                               $  50,835
      2007                                  50,835
      2008                                  50,835
      2009                                  50,835
      2010                                  42,364
                                         ---------
                                         $ 245,704

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

      At September 30, 2005 and 2004, deferred tax assets consist of the following:

                                                         2005            2004
                                                         ----            ----
      Net operating losses                           $  245,113       $ 10,040

      Valuation allowance                              (245,113)       (10,040)
                                                     -------------------------

                                                     $       --       $     --
                                                     =========================

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

      A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2005 and 2004 is summarized as follows:


                                                        2005        2004
                                                       -------     -------

      Federal statutory rate                           (34.0)%     (34.0)%

      State income taxes, net of federal benefits        3.3         3.3

      Valuation allowance                               30.7        30.7
                                                       -------     -------
                                                       -------     -------

                                                          0%         0%
                                                       =======     =======

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

      As of March 24, 2006, the Company has not closed on the transaction.

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



                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                         Chief Executive Officer

                                                             Date: April 7, 2006


                                                           By/s/ George Metrakos
                                                  ------------------------------
                                                        Chief Accounting Officer

                                                             Date: April 7, 2006

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



                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                       George Metrakos, Director

                                                             Date: April 7, 2006


                                                           By /s/ Robert Cajolet
                                                  ------------------------------
                                                        Robert Cajolet, Director

                                                             Date: April 7, 2006