Form 10QSB/A
period 2005-12-31
OSK CAPITAL II CORP
filed 2006-04-07
CIK 1101783

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-QSB/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDING DECEMBER 31, 2005

--------------------------------------------------------------------------------


                           OSK CAPITAL II CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                     000-28793                84-1491673
(STATE OR OTHER JURISDICTION    (COMMISSION FILE NUMBER)     (I.R.S. EMPLOYER
   OF INCORPORATION OR                                       IDENTIFICATION NO.)
     ORGANIZATION)

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

                                EXPLANATORY NOTE
                                ----------------

This filing has been updated to reflect the adjustments in the Form 10-KSB/A for the year ended September 30, 2005.

--------------------------------------------------------------------------------




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)


         Condensed Balance Sheet at December 31, 2005

         Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2005 and December 31, 2004

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and December 31, 2004

         Notes to Condensed Financial Statements


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

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
   December 31, 2005 and  2004

Notes to Condensed Consolidated Financial Statements

                           OSK CAPITAL II CORPORATION
                      CONDESNED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                   (UNAUDITED)


                                     ASSETS

                                                                    US$
                                                                    ---

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

                           OSK CAPITAL II CORPORATION
                 CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)


                                                                          US $
                                                                 2005             2004
                                                            --------------- -----------------
OPERATING REVENUES
  Revenues                                                       $  87,011        $   36,105
                                                            --------------- -----------------

COST OF SALES
  Inventory, beginning of period                                    32,468            25,134
  Purchases and cost of VoIP services                              121,430           152,191
  Inventory, end of period                                         (51,652)          (44,059)
                                                            --------------- -----------------
       TOTAL COST OF SALES                                         102,246           133,266
                                                            --------------- -----------------

GROSS (LOSS)                                                       (15,235)          (97,161)
                                                            --------------- -----------------

OPERATING EXPENSES
   Selling and promotion                                             1,869            60,406
   Professional and consulting fees                                 12,334            26,312
   Commissions                                                      19,080               683
   Other general and administrative expenses                         4,887            20,091
   Depreciation                                                     12,583             4,210
                                                            --------------- -----------------
       TOTAL OPERATING EXPENSES                                     50,753           111,702
                                                            --------------- -----------------

LOSS BEFORE OTHER INCOME (EXPENSE)                                 (65,988)         (208,863)

OTHER INCOME (EXPENSE)
   Interest expense                                                 (1,671)           (1,532)
                                                            --------------- -----------------
       TOTAL OTHER INCOME (EXPENSE)                                 (1,671)           (1,532)
                                                            --------------- -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                         (67,659)         (210,395)
PROVISION FOR INCOME TAXES                                               -                 -
                                                            --------------- -----------------

NET LOSS APPLICABLE TO COMMON SHARES                             $ (67,659)       $ (210,395)
                                                            =============== =================

NET LOSS PER BASIC AND DILUTED SHARES                            $   (0.00)       $    (0.01)
                                                            =============== =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                          31,089,520        30,426,000
                                                            =============== =================

COMPREHENSIVE INCOME (LOSS)
     Net loss                                                    $ (67,659)       $ (210,395)
     Other comprehensive income (loss)
         Currency translation adjustments                            2,090              (202)
                                                            --------------- -----------------
Comprehensive income (loss)                                      $ (65,569)       $ (210,597)
                                                            =============== =================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                            US$
                                                                                 2005                 2004
                                                                            ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $  (67,659)         $  (210,395)
                                                                            ----------------    -----------------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation                                                                    12,583                4,210

  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                                       4,743              (35,754)
     (Increase) decrease in investment tax credit receivable                             44                    -
     (Increase) in inventory                                                        (19,184)             (18,925)
     (Increase) decrease in prepaid expenses and other current assets                 2,106                    -
     Increase (decrease) in accounts payable and
       and accrued expenses                                                         (11,844)             (14,296)
                                                                            ----------------    -----------------
     Total adjustments                                                              (11,552)             (64,765)
                                                                            ----------------    -----------------

     NET CASH (USED IN) OPERATING ACTIVITIES                                        (79,211)            (275,160)
                                                                            ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                     (11,314)              (7,876)
                                                                            ----------------    -----------------

      NET CASH (USED IN) INVESTING ACTIVITIES                                       (11,314)              (7,876)
                                                                            ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITES
    Increase (decrease) in bank overdraft                                            (2,058)                  44
    Proceeds from loan payable, net                                                  43,330               (4,419)
    Proceeds from loan payable - related parties, net                                47,163              287,613
                                                                            ----------------    -----------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                     88,435              283,238
                                                                            ----------------    -----------------

Effect of foreign currency transalation                                               2,090                 (202)
                                                                            ----------------    -----------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                             -                    -

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                                   -                    -
                                                                            ----------------    -----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $        -          $         -
                                                                            ================    =================

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                             $    1,671          $     1,532
                                                                            ================    =================

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from related party loan payable                           $        -           $  104,500
                                                                            ================    =================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION
         ----------------------------------------

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

         OSK Capital II Corporation (the "Company") was incorporated in the State of Nevada on April 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)
         --------------------------------------

    GOING CONCERN

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------
         ACCOUNTS RECEIVABLE

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

         The following is a reconciliation of the computation for basic and diluted EPS:


                                                 DECEMBER 31,           DECEMBER 31,
                                                     2005                   2004
                                               ------------------    -------------------

         Net loss                                      $ (67,659)            $ (210,395)
                                               ------------------    -------------------

         Weighted-average common shares
         Outstanding (Basic)                          31,089,520             30,426,000

         Weighted-average common stock
         Equivalents
              Stock options                                    -                      -
              Warrants                                         -                      -
                                               ------------------    -------------------

         Weighted-average common shares
         Outstanding (Diluted)                        31,089,520             30,426,000
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

         The loan is the result of United American Corporation funding working capital to the Company as it began operations. The Company does anticipate repayment of these loans over the next year as operations increases and the Company becomes cash flow positive. (See Note 10).

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

         Period Ended
         December 31
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

         The Agreement requires transfer of Iphonia Inc.'s. clients and services to the Company along with the sale of various telecommunications equipment. As of April 74, 2006, the Company has not closed on the transaction.

NOTE 8-  STOCKHOLDERS' DEFICIT
         ---------------------

         COMMON STOCK

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


NOTE 8-  STOCKHOLDERS' DEFICIT (DEFICIT)
         ---------------------

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



NOTE 10- SUBSEQUENT EVENT
         ----------------

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

OSK Capital II Corporation (the "Company") was incorporated in the State of Nevada on April 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                  ---------------------------------------------


Results of Operations

The Company's balance sheet as of the three months ended December 31, 2005, had assets consisting of accounts receivable in the amount of $58,320, income tax receivable (Canadian Research and Development Tax Credits) of $16,458, inventory of $51,652 and prepaid expenses of 20,515, but no cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet as of the three months ended December 31, 2005 reflects a deficit accumulated of ($788,579) and a stockholders deficit of ($424,602).

The Company recorded sales of $87,011 for the three months ended December 31, 2005 as compared to $36,105 for the three months ended December 31, 2004. The Company's cost of sales were $102,246 for the three months ended December 31, 2005 compared to $133,266 for the three months ended December 31, 2004, primarily as a consequence of an decrease in the cost of purchasing inventory. The Company's aggregate operating expenses were $50,753 for the three months ended December 31, 2005 compared to $111,702 for the three months ended December 31, 2004. As a result, the Company had a net loss of ($65,988) for the three months ended December 31, 2005 compared to a net loss of ($208,863) for the three months ended December 31, 2004.

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

            None.

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


                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                     -------------------------------------------
                                                         Chief Executive Officer

                                                             Date: April 7, 2006


                                                           By/s/ George Metrakos
                                      ------------------------------------------
                                                        Chief Accounting Officer

                                                             Date: April 7, 2006

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