Form 10QSB
period 2006-03-31
OSK CAPITAL II CORP
filed 2006-05-17
CIK 1101783

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 ; OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|


As of March 31, 2006, there were 31,089,520 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        --------------------------------
                                TABLE OF CONTENTS
                        --------------------------------
                                                                    Page Numbers
                                                                    ------------

PART I - FINANCIAL INFORMATION

Item  1.      Financial Statements.
                o    Condensed Consolidated Balance Sheets                 2-3
                o    Condensed Consolidated Statements of Income           4
                o    Condensed Consolidated Statements of Cash Flows       5
                o    Notes to Condensed Consolidated Financial Statements  6-9
Item  2.      Management Discussion & Analysis or Plan of Operations.      10-14
Item 3.       Controls and Procedures                                      15

PART II - OTHER INFORMATION

Item  1.      Legal Proceedings                                            16
Item  2.      Unregistered Sales of Equity Securities and Use of Proceeds  16
Item  3.      Defaults Upon Senior Securities                              16
Item  4.      Submission of Matters to a Vote of Security Holders          16
Item  5       Other Information                                            16
Item  6.      Exhibits and Reports on Form 8-K                             16

                           OSK CAPITAL II CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Condensed Consolidated Balance Sheet as of March 31, 2006

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended March 31, 2006 and 2005


Condensed Consolidated Statements of Cash Flows for the Six Months Ended
 March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

                                     ASSETS
                                     ------

                                                                      US$
                                                                      ---

Current Assets:

  Cash and cash equivalents                                       $      --
  Accounts receivable, net                                           44,494
  Investment tax credit receivable                                   16,429
  Inventory                                                          20,014
  Prepaid expenses and other current assets                          15,164
                                                                  ---------

    Total Current Assets                                             96,101
                                                                  ---------

  Fixed assets, net of depreciation                                 146,169
                                                                  ---------

TOTAL ASSETS                                                      $ 242,270
                                                                  =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Bank overdraft                                                  $   6,088
  Loan payable                                                       77,775
  Loan payable - related parties                                    592,567
  Accounts payable and accrued expenses                             103,165
                                                                  ---------

      Total Current Liabilities                                     779,595
                                                                  ---------

      TOTAL LIABILITIES                                             779,595
                                                                  ---------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value; 125,000,000 shares authorized
    and 31,089,520 shares issued and outstanding                     31,090
  Additional paid-in capital                                        370,640
  Accumulated deficit                                              (898,965)
  Accumulated other comprehensive income (loss)                     (40,090)
                                                                  ---------

      TOTAL STOCKHOLDERS' (DEFICIT)                                (537,325)
                                                                  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                     $ 242,270
                                                                  =========

                           OSK CAPITAL II CORPORATION
                 CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                       US $                             US $
                                                SIX MONTHS ENDED                THREE MONTHS ENDED
                                                     MARCH 31,                       MARCH 31,
                                              2006             2005             2006            2005
                                          ------------     ------------     ------------     ------------
OPERATING REVENUES

  Revenues                                $    194,729     $     78,812     $    107,718     $     42,707
                                          ------------     ------------     ------------     ------------

COST OF SALES

  Inventory, beginning of period                32,468           25,134           51,652           44,059

  Purchases and cost of VoIP services          194,385          250,286           76,088           98,095

  Inventory, end of period                     (20,014)        (121,236)         (20,014)        (121,236)
                                          ------------     ------------     ------------     ------------

       TOTAL COST OF SALES                     206,839          154,184          107,726           20,918
                                          ------------     ------------     ------------     ------------


GROSS PROFIT (LOSS)                            (12,110)         (75,372)              (8)          21,789
                                          ------------     ------------     ------------     ------------

OPERATING EXPENSES

   Selling and promotion                        18,814          108,766           16,945           48,360

   Professional and consulting fees             39,231           62,982           26,897           36,670

   Wages and commissions                        57,855           11,835           38,775           11,152
   Other general and administrative
expenses                                        22,044           23,770           17,157            3,679

   Depreciation                                 21,238           14,563            8,655           10,353
                                          ------------     ------------     ------------     ------------

       TOTAL OPERATING EXPENSES                159,182          221,916          108,429          110,214
                                          ------------     ------------     ------------     ------------


LOSS BEFORE OTHER INCOME (EXPENSE)            (171,292)        (297,288)        (108,437)         (88,425)

OTHER INCOME (EXPENSE)

   Interest expense                             (6,753)          (3,718)          (5,082)          (2,186)
                                          ------------     ------------     ------------     ------------

       TOTAL OTHER INCOME (EXPENSE)             (6,753)          (3,718)          (5,082)          (2,186)
                                          ------------     ------------     ------------     ------------

NET LOSS BEFORE PROVISION FOR INCOME
TAXES                                         (178,045)        (301,006)        (113,519)         (90,611)

PROVISION FOR INCOME TAXES                          --               --               --               --
                                          ------------     ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON SHARES      $   (178,045)    $   (301,006)    $   (113,519)    $    (90,611)
                                          ============     ============     ============     ============

NET LOSS PER BASIC AND DILUTED SHARES     $      (0.01)    $      (0.09)    $      (0.00)    $      (0.03)
                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                      31,089,520        3,416,000       31,089,520        3,416,000
                                          ============     ============     ============     ============

COMPREHENSIVE INCOME (LOSS)

     Net loss                             $   (178,045)    $   (301,006)    $   (113,519)    $    (90,611)
     Other comprehensive income (loss)
         Currency translation
adjustments                                       (247)          17,641           (2,337)          17,843
                                          ------------     ------------     ------------     ------------
Comprehensive income (loss)               $   (178,292)    $   (283,365)    $   (115,856)    $    (72,768)
                                          ============     ============     ============     ============

                           OSK CAPITAL II CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                                                                   US$
                                                            2006        2005
                                                         ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $(178,045)   $(301,006)
                                                         ---------    ---------

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
     USED IN OPERATING ACTIVITIES:

     Depreciation                                           21,238       14,563

  CHANGES IN ASSETS AND LIABILITIES

     (Increase) decrease in accounts receivable             18,569      (29,005)
     (Increase) decrease in investment tax credit
      receivable                                                73           --

     (Increase) decrease in inventory                       12,454      (96,102)
     (Increase) decrease in prepaid expenses and other
      current assets                                         3,176       (6,873)
     Increase (decrease) in accounts payable and

       and accrued expenses                                (46,266)       8,212
                                                         ---------    ---------

     Total adjustments                                       9,244     (109,205)
                                                         ---------    ---------


     NET CASH (USED IN) OPERATING ACTIVITIES              (168,801)    (410,211)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisitions of fixed assets                            (11,008)      (7,876)
                                                         ---------    ---------


      NET CASH (USED IN) INVESTING ACTIVITIES              (11,008)      (7,876)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITES

    Increase (decrease) in bank overdraft                    3,225           44

    Proceeds from loan payable, net                         43,403         (529)

    Proceeds from loan payable - related parties, net      133,428      436,617
                                                         ---------    ---------


       NET CASH PROVIDED BY FINANCING ACTIVITIES           180,056      436,132
                                                         ---------    ---------


Effect of foreign currency transalation                       (247)      17,641
                                                         ---------    ---------

NET INCREASE (DECREASE) IN

    CASH AND CASH EQUIVALENTS                                   --       35,686

CASH AND CASH EQUIVALENTS -

    BEGINNING OF PERIOD                                         --           --
                                                         ---------    ---------


CASH AND CASH EQUIVALENTS - END OF PERIOD                $      --    $  35,686
                                                         =========    =========

CASH PAID DURING THE PERIOD FOR:

    Interest expense                                     $   6,753    $   3,718
                                                         =========    =========

SUPPLEMENTAL NONCASH INFORMATION:



    Equipment acquired from related party loan payable   $      --    $ 104,500
                                                         =========    =========

                           OSK CAPITAL II CORPORATION
              NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $178,045 and $301,006 for the six months ended March 31, 2006 and 2005, and has a working capital deficiency of $683,494 as of March 31, 2006. The Company has recently emerged from the development stage and has just started generating revenues and is indebted to a related party for approximately $600,000. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CURRENCY TRANSLATION

      For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company's functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended March 31, 2006 and 2005, the Company recorded approximately ($247) and $17,641 in transaction gains (losses) as a result of currency translation.

      RESEARCH AND DEVELOPMENT

      The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

      REVENUE RECOGNITION

      When the Company emerged from the development stage with the acquisition of Teliphone, Inc. they began to recognize revenue from their VoIP services when the services were rendered and customer equipment purchased as follows:

      VoIP Service Revenue

      Substantially all of the Company's revenues are derived primarily from monthly subscription fees that customers are charged under the Company's service plans. Monthly subscription fees are generally charged to customers' credit cards on the first day of the customers' billing cycle.

      The Company records these revenues monthly and the revenues generated are for the most part through retail channels.

      Under typical contracts, customers subscribe for a period of two years.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

      Customer Equipment

      For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the re-seller. The customer accepts the terms of the service agreement upon activation by credit card. Should the customer satisfy the minimum service period requirements, the equipment charge is refunded over a three-month period, reflected in the monthly service charge bill.

      For wholesale customers, there are no refunds for equipment. The Company does not subsidize equipment sales to wholesale customers.

      Activation and Disconnect Fees

      The Company also generates revenue from initial activation fees associated with the service contracts, and disconnect fees associated with early termination of service contracts. These fees are included in service revenue as they are considered part of the service component.

      Recognition

      The Company recognizes revenue utilizing the guidance set forth in EITF 00-21, "Revenue Arrangements with Multiple Deliverables". Under a retail agreement, the cost of the equipment is recognized as deferred revenue, and amortized over the length of the service agreement. Upon satisfying the minimum service requirements the equipment charges are refunded through subsequent billings netting out this charge against service charges. Upon refund, the deferred revenue is fully amortized.

      Under a wholesale agreement, the equipment charge is recognized upon delivery of the equipment to the reseller. There is no refund in this instance.

      The Company commenced sales in September 2004. The Company is still essentially in the beginning phases of securing distribution channels and updates their service plans to remain competitive in this industry. The Company incurred some promotional expenses in their initial year of operation to satisfy customer demand for this service, and equipment sales were not significant. As a result, deferred revenue was not material since minimum service requirements were achieved for the units sold.

      ACCOUNTS RECEIVABLE

      The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ACCOUNTS RECEIVABLE (CONTINUED)

      The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,232 at March 31, 2006.

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

      INVESTMENT TAX CREDITS

      The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $16,429 in investment tax credits as of March 31, 2006.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

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

      ADVERTISING COSTS

      The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended March 31, 2006 and 2005 are included in general and administrative expenses in the consolidated statements of operations.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                      MARCH 31,          MARCH 31,
                                        2006               2005
                                    ------------       ------------


Net loss                            $   (178,045)      $   (301,006)
                                    ------------       ------------

Weighted-average common shares
Outstanding (Basic)                   31,089,520          3,416,000

Weighted-average common stock
Equivalents
     Stock options                            --                 --
     Warrants                                 --                 --
                                    ------------       ------------

Weighted-average common shares
Outstanding (Diluted)                 31,089,520          3,416,000
                                    ============       ============

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

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

      SEGMENT INFORMATION

      The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company's subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoiP service as well as the service itself, the Company treats these items as one component, therefore has not segregated their business.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company will evaluate the impact of SFAS 155 on its consolidated financial statements.

      In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 is a replacement of APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on its consolidated financial statements.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

      Fixed assets as of March 31, 2006 were as follows:

                                       Estimated Useful
                                         Lives (Years)

      Furniture and fixtures                   5        $324
      Computer equipment                       3     157,845
      Vehicles                                 5      32,789
                                                    --------

                                                     190,958
      Less: accumulated depreciation                  44,789
                                                    --------
      Property and equipment, net                   $146,169
                                                    ========

      There was $21,238 and $14,563 charged to operations for depreciation expense for the six months ended March 31, 2006 and 2005, respectively.

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

      The balance of the loans payable at March 31, 2006 is $77,775. There is no accrued interest on the loan at March 31, 2006. Interest expense for the six months ended March 31, 2006 and 2005 amounted to $6,753 and $3,718, respectively.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 7-COMMITMENTS

      On August 23, 2005, Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company's products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of March 31, 2006.

      Teliphone, Inc. has entered into a lease agreement for its offices, which expires on July 31, 2010. Minimum rental for the next five years and in the aggregate approximate:

      Period Ended
      March 31
      --------
      2006                                 $  50,835
      2007                                    50,835
      2008                                    50,835
      2009                                    50,835
      2010                                    16,945
                                           ---------
                                           $ 220,285
                                           =========

      The lease contains an escalation clause regarding property taxes, electricity, heating, maintenance and repairs.

      On December 7, 2005, the Company entered into, in conjunction with United American Corporation, a related party, a Customer and Asset Acquisition and Software Licensing Agreement with Iphonia, Inc., a Quebec corporation.

      The Agreement requires transfer of Iphonia Inc.'s. clients and services to the Company along with the sale of various telecommunications equipment. As of May 10, 2006, the Company has not closed on the transaction.

      The Company and United American Corporation in February 2006, agreed to repay the loans payable - related parties in the form of common stock of the Company. The repayment will include all amounts owed through December 31, 2005 and any amounts advanced in 2006 up through the repayment date.

NOTE 8- STOCKHOLDERS' DEFICIT

      COMMON STOCK

      As of March 31, 2006, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

      The Company has 31,089,520 shares issued and outstanding as of March 31, 2006.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2006 AND 2005

NOTE 8- STOCKHOLDERS' DEFICIT (DEFICIT)

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

NOTE 9-PROVISION FOR INCOME TAXES

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

      At March 31, 2006, deferred tax assets consist of the following:

                                                         2006
                                                         ----
      Net operating losses                               $ 305,648

      Valuation allowance                                 (305,648)
                                                         ----------

                                                         $      --
                                                         ==========

      At March 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $898,965, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

      A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2005 and 2004 is summarized as follows:

                                                  ------------------------------

                                                     2006                2005
                                                  -----------        -----------

      Federal statutory rate                          (34.0)%            (34.0)%

      State income taxes, net of federal benefits       3.3                3.3

      Valuation allowance                              30.7               30.7
                                                  -----------        -----------

                                                         0%                 0%
                                                  ===========        ===========

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to its acquisition by the Company, Teliphone, Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. During this time, Teliphone had also expanded its network in order to offer services outside of the Province of Quebec, mainly in the Province of Ontario and the State of New York. Teliphone Inc. has also laid the groundwork for sales to International markets in India, China, Russia, Sri Lanka and United Arab Emirates through its relationship with Podar Infotech LLC of Mumbai, India.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2005

The Company's condensed consolidated balance sheet as of the six months ended March 31, 2006, had assets consisting of accounts receivable in the amount of $44,494, income tax receivable (Canadian Research and Development Tax Credits) of $16,429, inventory of $20,014 and prepaid expenses of $15,164, fixed assets of $149,169, but no cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of March 31, 2006 reflects an accumulated deficit of $898,965 and a stockholders' deficit of ($537,325).

The Company recorded sales of $107,718 for the three months ended March 31, 2006 as compared to $42,707 for the three months ended March 31, 2005 and sales of $194,729 for the six months ended March 31, 2006 as compared to $78,812 for the six months ended March 31, 2005. The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $107,726 for the three months ended March 31, 2006 as compared to $20,918 for the three months ended March 31, 2005 and $206,839 for the six months ended March 31, 2006 as compared to $154,184 for the six months ended March 31, 2005, primarily as a consequence of an decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.

The Company's aggregate operating expenses were $108,429 for the three months ended March 31, 2006 as compared to $110,214 for the three months ended March 31, 2005 and $159,182 for the six months ended March 31, 2006 as compared to $221,916 for the six months ended March 31, 2005, primarily as a consequence of reduction of costs attributed to the building of our domestic sales distribution channel and a decrease in promotion during the period. Likewise, the Company is able to recover operating costs such as office supplies expenses, rent, etc. from its parent company, United American Corporation, who share office space with the Company.

Interest expense for the three months ended March 31, 2006 and March 31, 2005 was $5,082 and $2,186 respectively. Interest expense for the six months ended March 31, 2006 and March 31, 2005 was $6,753 and $3,718 respectively.

The Company had a net loss of for the three months ended March 31, 2006 of $113,519 as compared to $90,611 for the three months ended March 31, 2005 and $178,045 for the six months ended March 31, 2006 as compared to $301,006 for the six months ended March 31, 2005, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

The Company's plan of operations for most of 2005 and 2006 is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies and international reseller partners.

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


RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended March 31, 2006.


ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

                            PART II OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities covered in this quarter.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.


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


                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                                  ------------------------------
                                                         Chief Executive Officer

                                                              Date: May 17, 2006


                                                           By/s/ George Metrakos
                                                  ------------------------------
                                                        Chief Accounting Officer

                                                              Date: May 17, 2006