Form 10QSB/A
period 2005-06-30
OSK CAPITAL II CORP
filed 2006-06-13
CIK 1101783

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

OSK CAPITAL II CORPORATION
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED JUNE 30, 2005 AND FROM INCEPTION (RE-STATED)
(Amounts Expressed in United States Dollars)

	Three months June 30, 2005		Nine months June 30, 2005		27 August 2004
	(Re-stated)		(Re-stated)		(Inception) to
	2005	2004	2005	2004	June 30, 2005

Sales	82,416	-	160,775	-	164,993

Cost of sales
Inventory, beginning of period	116,235	-	30,814	-	30,814
Purchases	32,154	-	170,210	-	205,891
	148,389	-	201,024	-	236,705
Inventory, end of period	102,490	-	102,490	-	134,215
	45,899	-	98,534	-	102,490

Gross profit	36,517	-	62,241	-	62,503

Operating expenses
Selling and promotion	59,164	-	183,333	-	183,333
Professional and consulting fees	26,207	-	132,293	-	246,564
Office and general	5,470	-	15,884	-	15,884
Deliver and Transport	1,796	-	12,022	-	12,022
Interest on long term debt	6,602	-	8,776	-	8,776
Interest and bank charges	730	-	2,881	-	2,881
Salaries and wage levies	14,613	-	40,616	-	40,616
Telecommunications network costs	(10,773)	-	55,623	-	59,390
Telephone	410	-	3,107	-	3,107
Amortization	9,468	-	28,265	-	28,265
	113,687	-	482,800		600,838

Net earnings (loss)	(77,170)	-	(420,559)		(538,335)

Weighted average number of common shares used in calculation	5,524,587	-	5,524,587

Net earnings (loss) per common share basic and diluted	(0.01)	-	(0.08)

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

5. RESTATED FINANCIAL STATEMENTS

The Company has restated its previously issued condensed consolidated financial statements for the nine months ended June 30, 2005 and 2004 to include:

            The results of operations for its subsidiary Teliphone, Inc. which had been previously excluded.

The net effect of these changes resulted in the following:

	Original filing		Re-Stated Filing		Change
	3 mths	9mths	3 mths	9 mths
Total Assets	255,530	N/A	255,530	N/A	No Change
Total Liabilities	696,149	N/A	696,149	N/A	No Change
Total Stockholder’s Deficit	(440,619)	N/A	(440,619)	N/A	No Change
Total Revenues	82,416	160,775	82,416	160,775	No Change
Gross Profit	36,517	62,241	36,517	62,241	No Change
Net Earnings (Loss)	(77,170)	(420,559)	(77,170)	(420,559)	No Change
Net Earnings (Loss) per common share basic and diluted	(0.03)	(0.17)	(0.01)	(0.08)	Updated to reflect re-capitalization
Weighted average number of common shares used in calculation	2,500,767	2,500,767	5,524,587	5,524,587	Updated to reflect re-capitalization

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