Form 10KSB/A
period 2005-09-30
OSK CAPITAL II CORP
filed 2006-06-13
CIK 1101783

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

The Company recorded sales of $183,253 for the year ended September 30, 2005 as compared to $3,447 for the period August 27, 2004 through September 30, 2004. This revenue was derived from the sale of VoIP hardware and services to Residential ($161,453) and Business ($21,800) customers. For the period ending September 30, 2004, all revenues were attributed to Residential customers.

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