Form 10QSB/A
period 2005-12-31
OSK CAPITAL II CORP
filed 2006-06-13
CIK 1101783

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

                              RESULTS OF OPERATIONS
                              ---------------------

                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                  --------------------------------------------


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

The Company recorded sales of $87,011 (comprised of $72,856 sold to Residential clients and $14,155 to Business clients) for the three months ended December 31, 2005 as compared to $36,105 for the three months ended December 31, 2004. Sales for the period ending December 31, 2004 comprised entirely of sales to Residential clients. The Company's cost of sales were $102,246 for the three months ended December 31, 2005 compared to $133,266 for the three months ended December 31, 2004, primarily as a consequence of an decrease in the cost of purchasing inventory. The Company's aggregate operating expenses were $50,753 for the three months ended December 31, 2005 compared to $111,702 for the three months ended December 31, 2004. As a result, the Company had a net loss of ($65,988) for the three months ended December 31, 2005 compared to a net loss of ($208,863) for the three months ended December 31, 2004.

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