Form 10QSB/A
period 2006-03-31
OSK CAPITAL II CORP
filed 2006-06-13
CIK 1101783

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


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  COMMON STOCK
                                (Title of Class)

================================================================================

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

The Company recorded sales of $107,718 for the three months ended March 31, 2006 (of which $74,101 was to residential customers and $33,617 was to business customers) as compared to $42,707 for the three months ended March 31, 2005 and sales of $194,729 (of which $146,957 was to residential customers and $47,772 was to business customers) for the six months ended March 31, 2006 as compared to $78,812 for the six months ended March 31, 2005. The increase in sales is due to an increase in sales using our existing sales channels.

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


                                               OSK CAPITAL II CORP.

                                               By /s/ George Metrakos
                                                  ------------------------------
                                                  Chief Executive Officer

                                                  Date: May 17, 2006


                                               By /s/ George Metrakos
                                                  ------------------------------
                                                  Chief Accounting Officer

                                                  Date: May 17, 2006