Form 10QSB
period 2006-06-30
OSK CAPITAL II CORP
filed 2006-08-14
CIK 1101783

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006; OR


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

As of June 30, 2006, there were 31,089,520 shares of the registrant's common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                           OSK CAPITAL II CORPORATION
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of June 30, 2006

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   June 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

                           OSK CAPITAL II CORPORATION
              NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION
            --------------------------------------

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

            As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $258,017 and $383,177 for the nine months ended June 30, 2006 and 2005, and has a working capital deficiency of $781,228 as of June 30, 2006. The Company has recently emerged from the development stage and has just started generating revenues and is indebted to a related party for approximately $700,000. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

            Management believes that the Company's capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as Teliphone's ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. Teliphone's strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers. Additionally, the Company sold approximately 25% of Teliphone to Intelco Communications which will bring further opportunity and working capital to the Company.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Currency Translation

            For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company's functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended June 30, 2006 and 2005, the Company recorded approximately ($36,041) and ($18,849) in transaction gains (losses) as a result of currency translation.


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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Accounts Receivable (Continued)

            The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $7,568 at June 30, 2006.

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

            Investment Tax Credits

            The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $17,191 in investment tax credits as of June 30, 2006.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

            Advertising Costs

            The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended June 30, 2006 and 2005 are included in general and administrative expenses in the consolidated statements of operations.

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                     June 30,         June 30,
                                                       2006             2005
                                                   ------------    ------------

            Net loss                               $   (258,017)   $   (383,177)
                                                   ------------    ------------

            Weighted-average common shares
            Outstanding (Basic)                      31,089,520       3,416,000

            Weighted-average common stock
            Equivalents
                 Stock options                               --              --
                 Warrants                                    --              --
                                                   ------------    ------------

            Weighted-average common shares
            Outstanding (Diluted)                    31,089,520       3,416,000
                                                   ============    ============

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 3-     FIXED ASSETS

                  Fixed assets as of June 30, 2006 were as follows:

                                                    Estimated
                                                      Useful
                                                   Lives (Years)

            Furniture and fixtures                       5         $       1,197
            Computer equipment                           3               166,243
            Vehicles                                     5                22,587
                                                                   -------------

                                                                         190,027
            Less: accumulated depreciation                                62,490
                                                                   -------------
            Property and equipment, net                            $     127,537
                                                                   =============

            There was $33,602 and $24,031 charged to operations for depreciation expense for the nine months ended June 30, 2006 and 2005, respectively.

            The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporations use of the Company's VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4-     LOANS PAYABLE

            The Company entered into loans payable with non-related parties originally due October 23, 2004 at no stated interest in the amount of $30,000. The loans were extended to May 31, 2006, then extended to August 2006 at which time it will be a fixed term loan. The parties are negotiating the final terms of this loan as of August 2, 2006.

            The balance of the loans payable at June 30, 2006 is $86,926. There is no accrued interest on the loan at June 30, 2006. Interest expense for the nine months ended June 30, 2006 and 2005 amounted to $648 and $10,320, respectively.

NOTE 5-     LOANS PAYABLE - RELATED PARTIES

            The Company entered into a loan payable with United American Corporation, a company with common directors of the Company. The loans payable are non-interest bearing, unsecured and are due on demand.

            The loan is the result of United American Corporation funding working capital to the Company as it began operations. The Company does anticipate repayment of these loans over the next year as operations increases and the Company becomes cash flow positive. (See Note 7).

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 7-     COMMITMENTS

            On August 23, 2005, Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company's products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of June 30, 2006.

            Teliphone, Inc. has entered into a lease agreement for its offices, which expires on July 31, 2010. Minimum rental for the next five years and in the aggregate approximate:

            Period Ended
            June 30
            -------
            2006                    $   50,835
            2007                        50,835
            2008                        50,835
            2009                        50,835
            2010                         4,236
                                    ----------
                                    $  207,576

            The lease contains an escalation clause regarding property taxes, electricity, heating, maintenance and repairs. The Company on August 2, 2006 notified the landlord that they no longer need the space and a prepayment penalty is being negotiated. The Company does not anticipate that the payment required will exceed the minimum rentals as noted above.

            On December 7, 2005, the Company entered into, in conjunction with United American Corporation, a related party, a Customer and Asset Acquisition and Software Licensing Agreement with Iphonia, Inc., a Quebec corporation.

            The Agreement requires transfer of Iphonia Inc.'s. clients and services to the Company along with the sale of various telecommunications equipment. As of August 2, 2006, the Company and Iphonia are renegotiating the significant terms of the Agreement. It is anticipated that the Company will establish a wholly owned subsidiary to acquire the customer lists of Iphonia and complete this transaction by October 1, 2006. United American Corporation will no longer be a party to this agreement.

            The Company and United American Corporation in February 2006, agreed to repay the loans payable - related parties in the form of common stock of the Company. The repayment will include all amounts owed through December 31, 2005 and any amounts advanced in 2006 up through the repayment date. As of August 2, 2006, the Company and United American Corporation are negotiating the equivalent number of shares to convert the debt to. This transaction is anticipated to occur in August 2006.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 8-     STOCKHOLDERS' DEFICIT

            Common Stock

            As of June 30, 2006, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

            The Company has 31,089,520 shares issued and outstanding as of June 30, 2006.

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

            At June 30, 2006, deferred tax assets consist of the following:

                                                       2006
                                                    ---------
            Net operating losses                    $ 332,839

            Valuation allowance                      (332,839)
                                                    ---------
                                                    $      --
                                                    =========

            At June 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $978,937, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                           OSK CAPITAL II CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

            A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2006 and 2005 is summarized as follows:

                                                          -----------------
                                                            2006       2005
                                                          ------     ------

            Federal statutory rate                         (34.0)%    (34.0)%

            State income taxes, net of federal benefits      3.3        3.3

            Valuation allowance                             30.7       30.7
                                                          ------     ------

                                                               0%         0%
                                                          ======     ======

NOTE 10      SUBSEQUENT EVENTS

            Teliphone Inc., a wholly-owned subsidiary of our majority-owned subsidiary OSK Capital II, Corp., 3901823 Canada Inc., the holding company of Intelco Communications ("3901823"), and Intelco Communications ("Intelco Communications") entered into an agreement (the "Agreement") on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone's issued shares to 3901823 in exchange for office rent, use of Intelco's data center for Teliphone's equipment, and use of Intelco's broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

            Teliphone also agreed to make available to the customers of Intelco Communications certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco Communications will receive additional shares of class A voting common stock of Teliphone for the difference in the value between $144,000 and the total payments credited back to Teliphone. The maximum amount of additional shares that can be issued to Intelco Communications after the twelve month period is an additional 8.34% of Teliphone's issued and outstanding shares. In the event that the total payments credited back to Teliphone exceeds $144,000, Intelco Communications will not be entitled to the issuance of any additional shares of Teliphone common stock.

            Upon the effective date of this transaction on August 1, 2006, Teliphone, Inc. will no longer be a wholly-owned subsidiary of OSK Capital II, Corp. Teliphone will become a majority owned subsidiary and the noncontolling interest will be reflected in the consolidated financial statements.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2006 Compared to Three and Nine Months Ended June 30, 2005

The Company's condensed consolidated balance sheet as of the nine months ended June 30, 2006, had assets consisting of accounts receivable in the amount of $25,770, income tax receivable (Canadian Research and Development Tax Credits) of $17,191, inventory of $15,862 and prepaid expenses of $10,142, fixed assets of $127,537, but no cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of June 30, 2006 reflects an accumulated deficit of ($978,937) and a stockholders' deficit of ($653,691).

The Company recorded sales of $95,994 for the three months ended June 30, 2006 as compared to $82,416 for the three months ended June 30, 2005 and sales of $290,723 for the nine months ended June 30, 2006 as compared to $161,228 for the nine months ended June 30, 2005. The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $89,235 for the three months ended June 30, 2006 as compared to $50,900 for the three months ended June 30, 2005 and $296,076 for the nine months ended June 30, 2006 as compared to $205,084 for the nine months ended March 31, 2005, primarily as a consequence of an decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.

The Company's aggregate operating expenses were $84,686 for the three months ended June 30, 2006 as compared to $107,085 for the three months ended June 30, 2005 and $329,001 for the nine months ended June 30, 2006 as compared to $250,362 for the nine months ended June 30, 2005, primarily as a consequence of reduction of costs attributed to the building of our domestic sales distribution channel and a decrease in promotion during the period. Likewise, the Company is able to recover operating costs such as office supplies expenses, rent, etc. from its parent company, United American Corporation, who share office space with the Company.

Interest expense for the three months ended June 30, 2006 and three months ended June 30, 2005 was ($391) and ($6,602) respectively. Interest expense for the nine months ended June 30, 2006 and June 30, 2005 was ($10,320) and ($2,302) respectively.

The Company had a net loss of for the three months ended June 30, 2006 of ($79,972) as compared to ($82,171) for the three months ended June 30, 2005 and ($258,017) for the nine months ended June 30, 2006 as compared to ($383,177) for the nine months ended March 31, 2005, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2006 is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies and international reseller partners.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.


ITEM 3.     CONTROL  AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


(b) Changes in Internal Control over Financial Reporting..

During the Quarter ended June 30, 2006, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5 - OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

      A. Exhibits:

           31.1 Certification of Chief Executive Officer Pursuant to Section 02 of the Sarbanes-Oxley Act.

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


                                                            OSK CAPITAL II CORP.

                                                          By /s/ George Metrakos
                                               ---------------------------------
                                                         Chief Executive Officer

                                                           Date: August 14, 2006


                                                           By/s/ George Metrakos
                                               ---------------------------------
                                                        Chief Accounting Officer

                                                           Date: August 14, 2006