Form 10QSB/A
period 2006-06-30
OSK CAPITAL II CORP
filed 2006-08-14
CIK 1101783

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

Condensed Consolidated Balance Sheet as of June 30, 2006

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine and Three Months Ended June 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   June 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

                           OSK CAPITAL II CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2006
                                  (UNAUDITED)

                         ASSETS

                                                                         US$
                                                                      ---------

Current Assets:
  Cash and cash equivalents                                           $      --
  Accounts receivable, net                                               25,770
  Investment tax credit receivable                                       17,191
  Inventory                                                              15,862
  Prepaid expenses and other current assets                              10,142
                                                                      ---------

    Total Current Assets                                                 68,965
                                                                      ---------

  Fixed assets, net of depreciation                                     127,537
                                                                      ---------

TOTAL ASSETS                                                          $ 196,502
                                                                      =========

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Bank overdraft                                                      $   2,692
  Loan payable                                                           86,926
  Loan payable - related parties                                        696,671
  Accounts payable and accrued expenses                                  63,904
                                                                      ---------

      Total Current Liabilities                                         850,193
                                                                      ---------

      Total Liabilities                                                 850,193
                                                                      ---------

STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value; 125,000,000 shares authorized
    and 31,089,520 shares issued and outstanding                         31,090
  Additional paid-in capital                                            370,640
  Accumulated deficit                                                  (978,937)
  Accumulated other comprehensive income (loss)                         (76,484)
                                                                      ---------

      Total Stockholders' (Deficit)                                    (653,691)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                         $ 196,502
                                                                      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                 CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
           FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                US $                                  US $
                                                         NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                      2006               2005               2006               2005
                                                  ------------       ------------       ------------       ------------
OPERATING REVENUES
  Revenues                                        $    290,723       $    161,228       $     95,994       $     82,416
                                                  ------------       ------------       ------------       ------------

COST OF SALES
  Inventory, beginning of period                        32,468             25,134             20,014            121,236
  Purchases and cost of VoIP services                  279,470            282,440             85,083             32,154
  Inventory, end of period                             (15,862)          (102,490)           (15,862)          (102,490)
                                                  ------------       ------------       ------------       ------------
       Total Cost of Sales                             296,076            205,084             89,235             50,900
                                                  ------------       ------------       ------------       ------------

GROSS PROFIT (LOSS)                                     (5,353)           (43,856)             6,759             31,516
                                                  ------------       ------------       ------------       ------------

OPERATING EXPENSES
   Selling and promotion                                24,416            157,930              5,601             49,164
   Professional and consulting fees                     47,710             89,189              8,480             26,207
   Wages and commissions                               104,664             26,448             46,809             14,613
   Other general and administrative expenses            39,970             31,403             11,432              7,633
   Depreciation                                         33,602             24,031             12,364              9,468
                                                  ------------       ------------       ------------       ------------
       Total Operating Expenses                        250,362            329,001             84,686            107,085
                                                  ------------       ------------       ------------       ------------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (255,715)          (372,857)           (77,927)           (75,569)

OTHER INCOME (EXPENSE)
   Interest expense                                       (648)           (10,320)              (391)            (6,602)
   Loss on disposal of assets                           (1,654)                --             (1,654)                --
                                                  ------------       ------------       ------------       ------------
       Total Other Income (Expense)                     (2,302)           (10,320)            (2,045)            (6,602)
                                                  ------------       ------------       ------------       ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES            (258,017)          (383,177)           (79,972)           (82,171)
Provision for Income Taxes                                  --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON SHARES              $   (258,017)      $   (383,177)      $    (79,972)      $    (82,171)
                                                  ============       ============       ============       ============

NET LOSS PER BASIC AND DILUTED SHARES             $      (0.01)      $      (0.11)      $      (0.00)      $      (0.02)
                                                  ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                              31,089,520          3,416,000         31,089,520          3,416,000
                                                  ============       ============       ============       ============

COMPREHENSIVE INCOME (LOSS)
     Net loss                                     $   (258,017)      $   (383,177)      $    (79,972)      $    (82,171)
     Other comprehensive income (loss)
         Currency translation adjustments              (36,641)           (18,849)           (36,394)           (36,692)
                                                  ------------       ------------       ------------       ------------
Comprehensive income (loss)                       $   (294,658)      $   (402,026)      $   (116,366)      $   (118,863)
                                                  ============       ============       ============       ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                           OSK CAPITAL II CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                                       US$
                                                                              2006            2005
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $  (258,017)    $  (383,177)
                                                                           -----------     -----------

   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                               33,602          24,031
     Loss on disposal of assets                                                  1,654              --

  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                 37,293         (41,790)
     (Increase) decrease in investment tax credit receivable                      (689)             --
     (Increase) decrease in inventory                                           16,606         (77,356)
     (Increase) decrease in prepaid expenses and other current assets           12,479          (7,697)
     Increase (decrease) in accounts payable and
       and accrued expenses                                                    (85,527)          2,943
                                                                           -----------     -----------
     Total adjustments                                                          15,418         (99,869)
                                                                           -----------     -----------

     Net cash (used in) operating activities                                  (242,599)       (483,046)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of fixed assets                                                 (6,394)         (7,876)
                                                                           -----------     -----------

      Net cash (used in) investing activities                                   (6,394)         (7,876)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITES
    Increase (decrease) in bank overdraft                                       (4,452)          3,683
    Proceeds from loan payable, net                                             52,554          69,471
    Proceeds from loan payable - related parties, net                          237,532         436,617
                                                                           -----------     -----------

       Net cash provided by financing activities                               285,634         509,771
                                                                           -----------     -----------

Effect of foreign currency transalation                                        (36,641)        (18,849)
                                                                           -----------     -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                                       --              --

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                             --              --
                                                                           -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $        --     $        --
                                                                           ===========     ===========

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                                       $     6,753     $     3,718
                                                                           ===========     ===========

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from related party loan payable                     $        --     $   104,500
                                                                           ===========     ===========

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