Form 10KSB
period 2006-09-30
Teliphone Corp
filed 2006-12-28
CIK 1101783

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Year Ended September 30, 2006


                       Commission file number: 333-136993

                                 TELIPHONE CORP
        (Exact name of small business issuer as specified on its charter)

                 Nevada                                  84-1491673
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                   Identification No.)

                   4150 Ste-Catherine Street West, Suite 200,
                              Westmount (Montreal),
                             Quebec, Canada, H3Z 0A1
                    (Address of principal executive offices)

                                 (514) 313-6010
                           (Issuer's telephone number)

                          Copies of communications to:

                                 JOSEPH I. EMAS
                             1224 WASHINGTON AVENUE
                           MIAMI BEACH, FLORIDA 33139
                          TELEPHONE NO.: (305) 531-1174
                          FACSIMILE NO.: (305) 531-1274

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended September 30, 2006 were $440,804. The aggregate market value of the registrant's common stock held by non-affiliates as of December 28, 2006 was approximately $1,721,132

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: 33,554,014 shares of Common Stock, $0.001 par value per share as of December 28, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

PART 1.

ITEM 1.  BUSINESS

As used in this annual report, "we", "us", "our", "Teliphone", the "Group", "Company" or "our company" refers to Teliphone Corp., a Nevada corporation, together with our subsidiary Teliphone Inc., a Canadian corporation.

History

Teliphone Corp. (formally known as OSK Capital II Corp. ) was incorporated in 1999 under the laws of the State of Nevada. Our principal executive offices are located at 4150 Ste-Catherine Street West, Westmount (Montreal) Quebec Canada H3Z 0A1. Our US Corporate and legal affairs office is located at 1224 Washington Avenue, Miami, Florida, 33139. The telephone number of our principal executive office is (514) 313-6010. Our general telephone number is (514) 313-6000. The address of our website is http://www.teliphone.us.

Teliphone Corp. ("The Company" or "Teliphone") became a telecommunications company in April 2005 upon the merger and re-organization with Teliphone Inc., a Canadian provider of broadband telephone services founded in August 2004. Broadband telephone services utilize our innovative Voice over Internet Protocol, or VoIP, technology platform, to offer feature-rich, low-cost communications services to our customers, thus providing them an experience similar to traditional telephone services at a reduced cost. VoIP means that the technology used to send data over the Internet (example, an e-mail or web site page display) is used to transmit voice as well. The technology is known as packet switching. Instead of establishing a dedicated connection between two devices (computers, telephones, etc.) and sending the message "in one piece," this technology divides the message into smaller fragments, called 'packets'. These packets are transmitted separately over the Internet and when they reach the final destination, they are reassembled into the original message.

We principally sell these VoIP services to residential and small business customer users. Our current geographic market is predominantly the Province of Quebec, Canada.

As a result of the merger and re-organization, Teliphone Inc. became a wholly-owned subsidiary of our company. On July 14th, 2006, we entered into a letter of intent with 3901823 Canada Inc. where 3901823 Canada Inc. becomes a minority shareholder of our subsidiary Teliphone Inc. As a result of this letter of Intent, Teliphone Inc. remains a majority-owned subsidiary of our company.

As a result of the merger and re-organization, we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the NASD OTCBB under the symbol UAMA. On October 30, 2006, United American Corporation spun-off our Company by distributing its entire holding of 25,737,956 shares of the common stock of our company to its shareholders on a pro rata basis.

Principal Products or Services And Their Markets

With the merger and re-organization we became a telecommunications company providing broadband telephone services utilizing our innovative Voice over Internet Protocol, or VoIP, technology platform, to offer feature-rich, low-cost communications services to our customers, thus providing them an experience similar to traditional telephone services at a reduced cost. VoIP means that the technology used to send data over the Internet (example, an e-mail or web site page display) is used to transmit voice as well. The technology is known as packet switching. Instead of establishing a dedicated connection between two devices (computers, telephones, etc.) and sending the message "in one piece," this technology divides the message into smaller fragments, called 'packets'. These packets are transmitted separately over the internet and when they reach the final destination, they are reassembled into the original message.

The Company offers the following services to customers utilizing its VoIP technology platform:

      o Local and International VoIP calling services for residential customers in the Province of Quebec, Canada
      o Local and International VoIP calling services for small businesses in the Province of Quebec, Canada
      o International VoIP calling services to residential customers in India

Distribution Methods of The Products or Services

Retail Sales

We distribute our products and services through our retail partners' stores. Our retail partners have existing public retail outlets where they typically sell telecommunications or computer related products and services such as other telecommunications services (cellular phones) or computer hardware and software.

The Company does not own or rent any retail space for the purpose of distribution, rather, it relies on its re-seller partners to display and promote the Company's products and services within their existing retail stores. Our agreement with BR Communications Inc. has permitted us to establish our retail sales channel.

For a retail sale to occur, our re-sellers purchase hardware from us and hold inventory of our hardware at their store. In some cases, we may sell the hardware to our re-sellers below cost in order to subsidize the customer's purchase of the hardware from the re-seller. Upon the sale of hardware to the customer, the retail partner activates the service on our website while in-store with the customer.

Internet Sales

We likewise distribute our products through the sale of hardware on our website, www.teliphone.us. The customer purchases the necessary hardware from our on-line catalog. Upon receipt of the hardware from us, the customer returns to the company's website to activate their services.

Wholesale Sales

We likewise distribute our products and services through Wholesalers. A Wholesaler is a business partner who purchases our products and services "unbranded", that is, with no reference to our Company on the hardware or within the service, and re-bills the services to their end-user customers. In the case of a sale to our Wholesalers, we do not sell the hardware below cost.

In the Province of Quebec, we have an agreement with 9151-4877 Quebec Inc. "Dialek" who is a wholesaler of our products and services. The nature of the agreement is such that Dialek purchases our products and services at volume quantities and re-selles them to their own end-user customers. Internationally, we have an agreement with Podar Infotech LLC "Podar"of India, our principal wholesale partner in Asia and the Middle East. Podar sells to re-sellers and end-users the Company's products and services exclusively in India, China, Russia, Sri Lanka and the United Arab Emirates.

Status of Any Publicly Announced New Product or Service

TeliPhone VoIP services were officially launched to the public in the Province of Quebec in December of 2004.

Teliphone Residential Voip Service

The Company currently offers a residential VoIP phone service to customers in the provinces of Ontario and Quebec. Average revenues per customer are $30.00 per month. The customer can also purchase virtual numbers from other cities in North America and internationally, permitting the customer to provide a local phone number to their calling party who is in another area or country that normally would represent a long distance call. These services cost from $5 to $30 per month depending on the country.

Teliphone Small Business Voip Services

During 2005Q3, The Company began to target Small and Medium sized business clients with an expanded version of its offering. Average revenues per customer in this segment are $400. The Company markets these services primarily through its telecom interconnection resellers, who have existing customer relationships in this segment.

Teliphone has also developed and integrated new software permitting the replacement of traditional auto-attendant and office telephony systems. The Company is currently finalizing its beta trials and will introduce to the market through its interconnection re-seller base in 2007 - Q1.

CallOnA.com

We are currently testing our CallOnA.com service, which permits users to execute free calls to certain international destinations by initiating a call from our website. This service has not been fully tested as of yet and we anticipate launching the service in a preliminary form within the next several months.

Teliphone Mobile Voip And Single Point Of Contact Services (Mobilnation)

This service is an entry-level service targeting both residential and business mobile phone users. This end-user customer does not require broadband internet access or any additional equipment to utilize this service. Users pay a fixed monthly fee of $9.95 per month and receive a phone number where they are provided options to re-direct the incoming call to numerous phones, enhanced voice-mail, as well as the ability to add virtual numbers from other cities ($4.95 per month), eliminating inbound long distance charges to their calling parties.

Customers of MobilNation are provided with multiple dial-up numbers from various cities in the US & Canada. This permits the customer to make long distance calls on their home or cellular phone by purchasing the long distance call from the Company instead of their existing service provider. Our rates are typically up to 50% less than existing suppliers, thereby reducing our customer's overall monthly phone bill.

The MobilNation services are currently in the final stages of development. They will be marketed primarily over the Internet and will be introduced in 2007Q1 to The Company's Retail sales points as well.

Competitive Business Conditions

Today, VoIP technology is used in the backbone of many traditional telephone networks, and VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies, established cable companies, Internet service providers and alternative voice communications providers such as Teliphone.

While all of these companies provide residential VoIP communications services, each group provides those services over a different type of network, resulting in important differences in the characteristics and features of the VoIP communications services that they offer. Traditional wireline telephone companies offering VoIP services to consumers do so using their existing broadband DSL networks. Similarly, cable companies offering VoIP communications services use their existing cable broadband networks. Because these companies own and control the broadband network over which the VoIP traffic is carried between the customer and public switched telephone network, they have the advantage of controlling a substantial portion of the call path and therefore being better able to control call quality. In addition, many of these providers are able to offer their customers additional bandwidth dedicated solely to the customer's VoIP service, further enhancing call quality and preserving the customer's existing bandwidth for other uses. However, these companies typically have high capital expenditures and operating costs in connection with their networks. In addition, depending on the structure of their VoIP networks, the VoIP services provided by some of these companies can only be used from the location at which the broadband line they provide is connected.

Like traditional telephone companies and cable companies offering VoIP services, the Company also connects its VoIP traffic to the public switched telephone network so that their customers can make and receive calls to and from non-VoIP users. Unlike traditional telephone companies and cable companies, however, alternative voice communications providers such as Teliphone do not own or operate a private broadband network. Instead, the VoIP services offered by these providers use the customer's existing broadband connection to carry call traffic from the customer to their VoIP networks. These companies do not control the "last mile" of the broadband connection, and, as a result, they have less control over call quality than traditional telephone or cable companies do. However, these companies have the operating advantage of low capital expenditure requirements and operating costs.

Internet service providers generally offer or have announced intentions to offer VoIP services principally on a PC-to-PC basis. These providers generally carry their VoIP traffic for the most part over the public Internet, with the result that VoIP services are often offered for free, but can only be used with other users of that provider's services. Many of these providers offer a premium service that allows customers to dial directly into a public switched telephone network. In addition, while no special adapters or gateways are required, often customers must use special handsets, headsets or embedded microphones through their computers, rather than traditional telephone handsets.

Competition

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, except in those markets that have not been subject to governmental deregulation, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do.

Our use of VoIP technology and our proprietary systems and products enables us to provide customers with competitive pricing for telecommunications services. Nonetheless, there can be no assurance that we will be able to successfully compete with major carriers in present and prospective markets. While there can be no assurances, we believe that by offering competitive pricing we will be able to compete in our present and prospective markets.

We rely on specialized telecommunications and computer technology to meet the needs of our consumers. We will need to continue to select, invest in and develop new and enhanced technology to remain competitive. Our future success will also depend on our operational and financial ability to develop information technology solutions that keep pace with evolving industry standards and changing client demands. Our business is highly dependent on our computer and telephone equipment and software systems, the temporary or permanent loss of which could materially and adversely affect our business.

The Company is provided its phone numbers and interconnection with the existing public switched telephone network in Canada by Rogers Business Solutions. This agreement was originally signed in 2004 under Teliphone's former parent company United American Corporation and has since been updated to the current agreement with Teliphone and Rogers Business Solutions signed on April 25th, 2006. In the US and internationally, this service is provided by RNK Telecom Inc.

We are not dependent on a few major customers. Our largest Wholesale customer, Dialek Telecom, currently produces less than 10% of our monthly revenues.

Existing and Probable Governmental Regulation

Overview of Regulatory Environment

Traditional telephone service has historically been subject to extensive federal and state regulation, while Internet services generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies, and others resemble the services provided by Internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently, has developed in an environment largely free from regulation.

The Federal Communications Commission, or FCC, the U.S. Congress and various regulatory bodies in the states and in foreign countries have begun to assert regulatory authority over VoIP providers and are continuing to evaluate how VoIP will be regulated in the future. In addition, while some of the existing regulation concerning VoIP is applicable to the entire industry, many rulings are limited to individual companies or categories of service. As a result, both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Regulatory Classification of VoIP Services

On February 12, 2004, the FCC initiated a rulemaking proceeding concerning the provision of VoIP and other services, and applications utilizing Internet Protocol technology. As part of this proceeding, the FCC is considering whether VoIP services like ours should be classified as information services, or telecommunications services. We believe our service should be classified as information services. If the FCC decides to classify VoIP services like ours as telecommunications services, we could become subject to rules and regulations that apply to providers of traditional telephony services. This could require us to restructure our service offering or raise the price of our service, or could otherwise significantly harm our business.

While the FCC has not reached a decision on the classification of VoIP services like ours, it has ruled on the classification of specific VoIP services offered by other VoIP providers. The FCC has drawn distinctions among different types of VoIP services, and has concluded that some VoIP services are telecommunications services while others are information services. The FCC's conclusions in those proceedings do not determine the classification of our service, but they likely will inform the FCC's decision regarding VoIP services like ours.

In Canada, the Canadian Radio-Television Commission (CRTC) is the regulating body who has set guidelines that our subsidiary, Teliphone, must meet. These guidelines center around 9-1-1 calling services and other services that are normally available to subscribers of traditional telephony services. Teliphone has met these requirements in its product offering.

An additional element of Canadian regulation is that the incumbent providers, Bell Canada (Central and Eastern Canada) and Telus (Western Canada), who in 2004 controlled over 98% of the Business and Residential phone lines, are not able to reduce their prices to meet the newly offered reduced price options of independent VoIP and Cable phone companies. This regulation permitted independents such as Teliphone to provide their VoIP phone service without fear of anti-competitive activity by the incumbents. The CRTC has recently ruled that they will permit the reduction of pricing by the incumbent carriers once a 25% market share has been attained by the upstart phone service providers. Effective March 2005, there is a penetration of 10% of phone services by up-start VoIP providers. Teliphone views its long term strategy outside of just residential phone service, through the availability of international phone numbers to global clients, thereby creating an international product offering, a strategy that is very different from the geographically limited incumbent carriers.

VoIP E-911 Matters

On June 3, 2005, the FCC released an order and notice of proposed rulemaking concerning VoIP emergency services. The order set forth two primary requirements for providers of "interconnected VoIP services" such as ours, meaning VoIP services that can be used to send or receive calls to or from users on the public switched telephone network.

First, the order requires us to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also must receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service. Second, the order requires us to provide enhanced emergency dialing capabilities, or E-911, to all of our customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location.

Effective as of this filing, we have complied with all of these FCC requirements.

International Regulation

The regulation of VoIP services is evolving throughout the world. The introduction and proliferation of VoIP services have prompted many countries to reexamine their regulatory policies. Some countries do not regulate VoIP services, others have taken a light-handed approach to regulation, and still others regulate VoIP services the same as traditional telephony. In some countries, VoIP services are prohibited. Several countries have recently completed or are actively holding consultations on how to regulate VoIP providers and services. We primarily provide VoIP services internationally in Canada.

Canadian Regulation

Classification and Regulation of VoIP Services.

The Telecommunications Act governs the regulation of providers of telecommunications services in Canada. We are considered a telecommunications service provider rather than a telecommunications common carrier.
Telecommunications service providers are subject to less regulation than telecommunications common carriers, but do have to comply with various regulatory requirements depending on the nature of their business.

On May 12, 2005, the Canadian regulator, the CRTC, stated that VoIP services permitting users to make local calls over the public switched telephone networks will be regulated by the same rules that apply to traditional local telephone services. Because we are not a telecommunications common carrier, we will not be subject to such regulation. Under the CRTC's decision, however, we are required to register as a local VoIP reseller in order to obtain access to certain services from other telecommunications providers.

The CRTC's May 12, 2005 decision provided that VoIP providers who are registered as local VoIP resellers will be able to obtain numbers and portability from Canadian local exchange carriers, but will not be able to obtain numbers directly from the Canadian Numbering Administrator or to have direct access to the local number portability database. The CRTC's decision also identified other obligations of VoIP providers, such as contributing to a national service fund, complying with consumer protection, data and privacy requirements, and providing access for the disabled. The details of these requirements have been referred to industry groups for further study. Certain aspects of the decision are the subject of pending appeals by other Canadian VoIP providers. We do not know what requirements will ultimately be imposed nor the potential cost that compliance may entail. The CRTC found that it is technically feasible for VoIP providers to support special services for hearing-impaired customers.

Effective the filing of this prospectus, we have complied with all CRTC requirements.

Provision of 911 Services

On April 4, 2005, the CRTC released a ruling requiring certain providers of VoIP services, like us, to provide interim access to emergency services at a level comparable to traditional basic 911 services by July 3, 2005 or such later date as the CRTC may approve on application by a service provider. Under the interim solution adopted by the regulator for the provision of VoIP 911 services, customers of local VoIP services who dial 911 will generally be routed to a call center, where agents answer the call, verbally determine the location of the caller, and transfer the call to the appropriate emergency services agency. VoIP service providers are also required to notify their customers about any limitations on their ability to provide 911 services in a manner to be determined.

Since July 2005, Teliphone has complied with these regulations by partnering with a PSAP (Primary Service Access Point) which serves to verify the customer location and forward the call to the respective Municipal 9-1-1 center for assistance. This service therefore permits Teliphone's customers to have access to 9-1-1 services irrespective of their physical location, anywhere in the Continental US & Canada. This service is of significance as VoIP permits customers to utilize their phone anywhere a high-speed internet connection exists and can therefore be located outside of their local city when requiring 9-1-1 services.

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense

Patents and Trade Secrets

We do not currently hold any patents, trademarks, licenses, franchises, concessions or royalty agreements.

Employees

The company has seven full time employees and two additional part-time employees.

ITEM 2.  PROPERTIES

The Company's executive offices are currently located at 4150 Ste-Catherine Street West, suite 200, Montreal, PQ, Canada, H3Z 0A1. The 1000 square foot office space is rented at a base rent of $2,500 per month however this is supplied by Intelco Communication as part of the July 2006 agreement for investment in Teliphone Inc. by Intelco Communications and 3908913 Canada Inc. As a result, from August 1, 2006 to July 31, 2007, The Company will not be required to actually pay the rental fee, as it represents part of the investment by 3908913 and Intelco into Teliphone Inc's working capital requirements. In addition, under agreement with Peer 1 Networks, a data center and co-location facility, we rent 2 cabinets of space for our main telecommunications network equipment located at 1080 Beaver Hall, suite 1512, Montreal, PQ, Canada H2Z 1S2.

ITEM 3.  LEGAL PROCEEDINGS

During the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not a party to any pending material legal proceedings and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginable and it is unlikely that a lending institution would accept our common stock as collateral for a loan. Pursuant to this registration statement, we propose to publicly offer a minimum of 2,000,000 shares and a maximum of 20,000,000 shares.

Effective April 28, 2005, the Company effected the reverse merger and reorganization with Teliphone Inc., a Canadian company. As OSK Capital II, Corp. was a blank check company 3,426,000 shares will be eligible for resale under rule 144 on April 28, 2006, one year from the date of the merger with OSK.

As of December 18th, 2006 there were sixty-six (66) holders of record of our common stock. It must be noted that the majority stockholder, United American Corporation, holds 25,737,956 of the 33,554,014 outstanding shares of the company. Effective October 30, 2006. United American Corporation has spun-off its holdings in Teliphone Corp. United American Corporation Shareholders will receive their Teliphone Corp. share certificates (and the shareholders of record recorded with the transfer agent) in December, 2006 and January, 2007. This will increase the shareholder base by four hundred and fifteen (415) bringing the total holders to four hundred and eighty-one (481).

Transfer Agent

Mountain Share Transfer, ATT: Beth Powell, 1625 Abilene Drive, Broomfield, Colorado 80020

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our board of directors and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common shares in the foreseeable future. We may not have enough funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-KSB This Annual Report, including the following Management's Discussion and Analysis, and other reports filed by the Registrant from time to time with the Securities and Exchange Commission (collectively the "Filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations.

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

Results of Operations

Fiscal Year End September 30, 2006

On The Company's balance sheet as of September 30, 2006, the Company had assets consisting of accounts receivable in the amount of $25,712, income tax receivable (Canadian Research and Development Tax credits) of $14,676, inventory of $11,034 and prepaid expenses of 125,279, but no cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet as of September 30, 2006 reflects a deficit accumulated of ($1,414,778) and a stockholders deficit of ($668,912).

The Company recorded sales of $440,804 for the year ended September 30, 2006 as compared to $183,253 for the year ended September 30, 2005. This revenue was derived from the sale of $372,248 of VoIP hardware and services to Residential and Business Retail clients and $68,556 VoIP hardware and services to Wholesale customers. For the year ended September 30, 2005, all revenues were attributed to Retail Clients.

The Company's cost of sales were $545,712 for the year ended September 30, 2006 compared to $465,629 for the year ended September 30, 2005, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The Company's aggregate operating expenses were $655,860 for the year ended September 30, 2005 compared to $397,643 for the year ended September 30, 2005. As a result, the Company had a net loss of ($668,374) for the year ended September 30, 2006 (when considering a minority interest of $25,484) compared to a net loss of ($691,390) for the year ended September 30, 2005.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2007 and 2008 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

The Company will require additional capital in order to pay the costs associated with developing its business plan. Currently, the Company is a party to a cash advance agreement between related companies 3894517 Canada Inc. and Teliphone Inc. Pursuant to this agreement, the Company will be advances funds on an "as needed" basis. The majority of these funds have been repaid through the issuance of common stock of the Company at the current offering price. As a result, $424,831 of debt has been converted to equity leaving a total debt of $341,297 effective September 30, 2006. $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. The balance, $41,297 are non-interest bearing loans and will be repaid to United American Corp. as part of the proceeds of the offering of this prospectus. (See "Use of Proceeds"). Even though we have secured adequate funding, no assurances can be provided that our business activities will generate sufficient revenues which may result in net profits for the Company. Our auditors have raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity and Capital Resources

For the year ended September 30, 2006:

The Company used $316,303 in operating activities in 2006 compared to $652,515 in 2005. This change was attributable in large part to the increased expenditures to maintain our telecommunications network and related maintenance of its operation.

The Company used cash in investing activities of $855 compared to $75,450 used in 2005. This change was attributable to the Company's acquisition of telecommunications equipment in order to operate its services in 2005 that were not required to purchase again in 2006.

The Company had net cash provided by financing activities of $408,747 in 2006 compared to $697,917 in 2005. This change was primarily attributable to the receipt of advances from its parent company, United American Corporation.

In pursuing its business strategy, the Company may require additional cash for operating and investing activities. The Company expects future cash requirements, if any to be funded from operating cash flow and cash flow from financing activities.

The Company has undertaken a private placement of 20,000,000 of its shares of common stock at $0.25 per share. The Company anticipates proceeds of this offering to be approximately $4,750,000 after the payment of closing costs of approximately $250,000.

The Company anticipates utilizing these proceeds to continue to pursue and carry out its business plan, which includes marketing programs aimed at the promotion of the Company's services, hiring additional staff to distribute and find additional distribution channels, search for additional companies to bring under the corporate umbrella and enhance the current services the Company is providing, and compliance with Sarbanes - Oxley Section 404."


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2006 and 2005 had working capital deficits as noted above. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Conditions and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 R (As amended) Accounting for Stock-Based Compensation. This statement is a revision of FASB Statement No 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. For public entities that are not small business issuers, the implementation of this Statement is required as of the beginning of the first interim or annual reporting period after June 15, 2005. For public entities that are small business issuers, the implementation of this Statement, is required as of the beginning of the first interim or annual reporting period after December 18, 2005. Management is required to implement this Statements beginning in fiscal year beginning on January 1, 2006 and they are currently evaluating the impact of implementation of this Statement on the Company.

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

Inventories

Inventories are stated at the lower of cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and/or our ability to sell the products and production requirements. Demand for our products can fluctuate significantly. Factors which could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers and/or continued weakening of economic conditions. Additionally, our estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. Our estimates are based upon our understanding of historical relationships which can change at anytime.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended September 30, 2006 and 2005, the Company recorded approximately ($63,351) and $44,197 in transaction gains (losses) as a result of currency translation.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers' financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $4,619 at September 30, 2006.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect for years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated these investment tax credits to be $14,676 for the year ended September 30, 2006.

Stock Based Compensation

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

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company's subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoiP service as well as the service itself, the hardware sales are only necessary to receive the service. The Company does not consider this a separate segment of their business. In less than 5% of the accounts, Teliphone, Inc. sells hardware without service, or service without the hardware, failing to segregate their business.

Risk Factors

In addition to the risks listed below, risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading of our common stock, once established, could decline, and you may lose all or part of your investment.

Risks Related To Our Financial Condition

We Have a Limited Operating History with Losses and Expect Losses to Continue for at Least the Next Fiscal Year Ending September 30, 2007. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares will be affected, and you could even lose your entire investment.

We have been unprofitable since our inception and have incurred losses. Our accumulated deficit since inception on August 27, 2004 to September 30, 2006 was $1,414,778 and the Company had a net loss of $668,374 for the year ended September 30, 2006. These losses have resulted principally from costs incurred in our research and development programs, our general and administrative costs and our telecommunications network overhead costs. We have started to derive revenues from product and service sales in the last 12 months of operations. However, profitability is not being considered for the foreseeable future and is only expected for the fiscal year ending September 30, 2008.

Risks Related To Our Business

Decreasing market prices for our products and services may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable services. However, market prices for local calling and international long distance calling have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears. In this instance, we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in our subscriber line growth and may delay or prevent our future profitability.

If VoIP technology fails to gain acceptance among mainstream consumers, our ability to grow our business will be limited, which could affect the profitability of our business.

The market for VoIP services has only recently begun to develop and is rapidly evolving. We currently generate all of our revenue from the sale of VoIP services and related products to residential, small office or home office customers and wholesale partners. For our current residential user base, a significant portion of our revenue currently is derived from consumers who are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. Because potential VoIP customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. If mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth which could affect the profitability and operations of our business.

Certain aspects of our service are not the same as traditional wireline telephone service. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes, dropped calls and delays in transmissions;

In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers' equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

Our emergency and new E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider which could increase the expenses and reduce the revenues of our business.

The delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can have devastating consequences. Customers have attempted, and may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. Some traditional phone companies also may be unable to provide the precise location or the caller's telephone number when their customers place emergency calls. However, traditional phone companies are covered by legislation exempting them from liability for failures of emergency calling services and we are not. This liability could be significant. In addition, we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth which could affect the profitability and operations of our business.

Our Company has invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and is owned entirely by our Company. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links, we lease dedicated capacity from our suppliers.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities, and overloading of our network. Our customers have experienced interruptions in the past, and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past, and may in the future, cause us to lose customers and sometimes require us to offer substantial customer credits, which could adversely affect our revenue and profitability.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth which could affect the future growth of our business.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers' access to E-911 services. Interruptions in our service caused by third-party facilities have in the past caused, and may in the future, cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation, and growth will be negatively impacted.

If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted which could affect the profitability and operations of our business.

We support local number portability for our customers which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past has taken us 20 business days or longer. Although we have taken steps to automate this process to reduce the delay, a new customer must maintain both service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers.

As a result of being a public company, we will incur increased costs that may place a strain on our resources or divert our management's attention from other business concerns.

As a public company, we will incur additional legal, accounting, and other expenses that we do not incur as a private company. The Exchange Act will require us to file annual, quarterly and current reports with respect to our business and financial condition, which will require us to incur legal and accounting expenses. The Sarbanes-Oxley Act will require us to maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We expect the corporate governance rules and regulations of the SEC and the NASD will increase our legal and financial compliance costs and make some activities more time consuming and costly. These requirements may place a strain on our systems and resources and may divert our management's attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are hiring, and will continue to hire, additional legal, accounting, and financial staff with appropriate public company experience and technical accounting knowledge, which will increase our operating expenses in future periods.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could negatively affect us could affect the profitability and operations of our business.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of internally developed systems and software. While we have several pending patent applications, we cannot patent much of the technology that is important to our business. In addition, our pending patent applications may not be successful. To date, we have relied on copyright, trademark and trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to, and distribution of, technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization.

Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States and Canada. Litigation may be necessary in the future to enforce or protect our rights, or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business.

Our most significant market segment, that is TeliPhone VoIP services, requires an operative broadband connection. If the adoption of broadband does not progress as expected, the market for our services will not grow and we may not be able to develop our business and increase our revenue.

Use of our service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers worldwide has grown significantly over the last five years, this service has not yet been adopted by a majority of consumers. If the adoption of broadband services does not continue to grow, the market for our services may not grow. As a result, we may not be able to increase our revenue and become profitable.

Future new technologies could have a negative effect on our businesses.

VoIP technology, which our business is based upon, did not exist and was not commercially viable until relatively recently. VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies. We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice services at lower prices, better or more conveniently, it could have a material adverse effect on us.

Risks Related to Regulation

Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory, or judicial actions could adversely impact our business and expose us to liability and could affect the profitability and operations of our business.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Future legislative, judicial, or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively, or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation.

Telecommunications is a Regulated Industry, Particularly in Canada, the Main Market Segment of our Business, and Future Regulation May Impede us from Achieving the Necessary Market Share to Succeed.

The current regulated environment in North America is extremely favorable for new, start-up companies, to enter the marketplace with new and innovative technologies and value added services. In Canada, our principal market, the telecommunications regulator, Canadian-Radio and Telecommunications Commission
(CRTC), has regulated the incumbent Telecommunications companies such that they cannot reduce their elevated pricing for residential phone service. This regulation has provided us with a competitive advantage to sell our products and acquire customers from the incumbents. However, the CRTC has decided that once they feel that adequate competition is present in the Canadian market, and that start-ups, such as our company, have achieved a significant market presence, they will lift the regulation, allowing the incumbent Telecommunications companies to similarly lower their prices. This will slow the growth of the acquisition of customers. We plan to mitigate this risk by continuously offering further innovation and value-added services to our customers, however, the risk is that we do not develop and test these within the time allotted and our growth rates decrease.

The success of our business relies on customers' continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services, or charge their customers more for using our services in addition to the broadband, which could adversely affect our revenue and growth.

Our customers must have broadband access to the Internet in order to use our service. In the case of the Canadian market, our principal market, the Canadian Radio-Television Telecommunications Commission (CRTC) has ordered that Internet Service Providers and Incumbent Exchange Carriers have a legal obligation as per Order 2000-789 to provide their services without interference to other service providers in conjunction with to section 27(2) of the Telecommunications Act.

However, anti-competitive behavior in our market can still occur. For example, a Canadian cable provider recently began offering an optional Cdn$10 per month "quality of service premium" to customers who use third-party VoIP services over its facilities. However, customers who purchase VoIP services directly from this cable provider are not required to pay this additional fee. Based on this example, some providers of broadband access may take measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for also using our services.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference in the US. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP, or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service as an additional service to their broadband could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

If we fail to comply with FCC and CRTC regulations such as requiring us to provide E-911 emergency calling services, we may be subject to fines or penalties, which could include disconnection of our service for certain customers or prohibitions on marketing of our services and accepting new customers in certain areas.

The FCC released an order on June 3, 2005 requiring us to notify our customers of any differences between our emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from our customers of those notifications. We complied with this order by notifying all of our US customers of the differences in emergency calling services and we obtained affirmative acknowledgments from most of our customers. We had a limited number of US customers at the time (<20). New customers activated after this date are well aware of the limitations of our 9-1-1 services as it is clearly listed in our Service Agreement.

In July of 2005, the CRTC required us to offer enhanced emergency calling services, or E-911. The FCC followed suit with a deadline of November 28, 2005. The requirement meant that we had to offer enhanced emergency calling services, or E-911, to all of our customers located in areas where E-911 service is available from their traditional wireline telephone company. E-911 service allows emergency calls from our customers to be routed directly to an emergency dispatcher in a customer's registered location and gives the dispatcher automatic access to the customer's telephone number and registered location information. We complied with both these requirements through our agreement with Northern Communications Inc., which calls for Northern Communications to provide and operate a 9-1-1 dispatch center for caller address verification and call transfer to the emergency services department closest to the customer's location on behalf of the Company.

While we have complied with all the current requirements imposed by both the FCC and the CRTC, we cannot guarantee that we will be capable of compliance with future requirements. We anticipate that the FCC and the CRTC will continue to impose new requirements due to the evolving nature of our industry's technology and usage. The result of non-compliance will have an adverse effect on our ability to continue to operate in our current markets, therefore we would lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

The Level of Competition is Increasing at a Fast Rate due to the Relative Low Barriers to Entry and Anticipated Market Growth over the Next 5 Years could affect the profitability and operations of our business.

Land-based telecommunications technology has not evolved considerably over the past 125 years. However, the breakthrough of standardized, internet-based communications is revolutionizing the entire industry. In the past, significant investments were required in order to construct the infrastructure required for telecommunications, however, now that the infrastructure is in place, smaller investments are required in order to successfully transmit a voice call using Internet data transfer and sharing protocols. A new entry, for as little as $100,000, could purchase the necessary equipment in order to make such a voice call function. As of the date of the filing of this prospectus, numerous smaller players have entered the market already. VoIP Action, a leading market research company following the VoIP industry, reports that there are currently 379 VoIP residential providers and 439 Small business VoIP providers in North America. (VoIP North America Director, VoIPAction, 2006). While barriers to entry to the marketplace exist including the requirement of further investment to build a successful company around the technology, the data from VoIP Action suggests that competition is increasing significantly. This increase can result in price erosion pricing, which could contribute to the reduction of profitability and growth of the company. While numerous providers have entered the market, we have not yet seen as yet pricing erosion in our market segments, however, this will be a factor over the next 3-4 years.

We Are Exposed To Potential Liability Claims, And Our Insurance Against These Claims May Not Be Sufficient To Protect Us

Professional liability is coverage specifically tailored to the delivery of our phone services to the end user. For example, a customer whose phone service is not functional due to a service outage may sue us for damages related to the customer's inability to make or receive a phone call (such as inability to call 9-1-1). Professional liability insurance exists to cover the Company for any costs associated with the legal defence, or any penalties awarded to the plaintiff in such cases.

Our business exposes us to potential professional liability which is prevalent in the telecommunications industry. While we have adequate service level agreements which indicate that we cannot guarantee 100% up time, these service level agreements cannot guarantee that we will not be sued for damages. The company currently has no specific product liability insurance. The company's current insurance policies cover theft and liability in our offices only. The company intends to purchase professional liability insurance which will help to defray costs to the company for defense against damage claims. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Pages

Report of Independent Registered Public Accounting Firm                        2

Consolidated Balance Sheet as of September 30, 2006                            3

Consolidated Statements of Operations and Comprehensive Income (Loss)
   for the Years Ended  September 30, 2006 and 2005                            4

Consolidated Statement of Changes in Stockholders' Deficit for the Years
   Ended September 30, 2006 and 2005                                           6

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2006 and 2005                                                 5

Notes to Consolidated Financial Statements                                     7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Teliphone Corp.
(formerly OSK Capital II Corporation)
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of Teliphone Corp. (formerly OSK Capital II Corporation) (the "Company") as of September 30, 2006 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. I was not engaged to perform an audit of the Company's internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teliphone Corp. (formerly OSK Capital II Corporation) as of September 30, 2006, and the results of its consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years ended September 30, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

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


/s/ Michael Pollack CPA
Cherry Hill, NJ
December 8, 2006

                              TELIPHONE CORPORATION
                      (FORMERLY OSK CAPITAL II CORPORATION)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006


                                     ASSETS

                                                                         US $

Current Assets:
  Cash and cash equivalents                                         $         -
  Accounts receivable, net                                               25,712
  Investment tax credit receivable                                       14,676
  Inventory                                                              11,034
  Prepaid expenses and other current assets                             125,279
                                                                    -----------

    Total Current Assets                                                176,701
                                                                    -----------

  Fixed assets, net of depreciation                                     100,707
                                                                    -----------

TOTAL ASSETS                                                        $   277,408
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Bank overdraft                                                    $     7,667
  Deferred revenue                                                        8,290
  Related party loans and advances                                      480,655
  Liability for stock to be issued                                      165,000
  Accounts payable and accrued expenses                                 155,028
                                                                    -----------

      Total Current Liabilities                                         816,640
                                                                    -----------

      Total Liabilities                                                 816,640
                                                                    -----------


Minority interest                                                       129,680
                                                                    -----------


STOCKHOLDERS' (DEFICIT)
  Common stock, $.001 Par Value;
    125,000,000 shares authorized
    and 32,893,843 shares issued and outstanding                         32,894
  Additional paid-in capital                                            733,816
  Accumulated deficit                                                (1,414,778)
  Accumulated other comprehensive income (loss)                         (20,844)
                                                                    -----------

      Total Stockholders' (Deficit)                                    (668,912)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $   277,408
                                                                    ===========

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                               US$
                                                       2006           2005
                                                   ------------    ------------

OPERATING REVENUES
  Revenues                                         $    440,804    $    183,253
                                                   ------------    ------------

COST OF REVENUES

  Inventory, beginning of period                         32,468          25,134

  Purchases and cost of VoIP services                   433,278         472,963

  Inventory, end of period                              (11,034)        (32,468)
                                                   ------------    ------------

       Total Cost of Revenues                           454,712         465,629
                                                   ------------    ------------


GROSS (LOSS)                                            (13,908)       (282,376)
                                                   ------------    ------------

OPERATING EXPENSES

   Selling and promotion                                 16,960         130,924

   Administrative wages                                  31,250          11,875

   Research and development wages                       120,531         116,896

   Professional and consulting fees                     278,429          67,169

   Other general and administrative expenses            146,026          47,228

   Depreciation                                          62,664          23,551
                                                   ------------    ------------

       Total Operating Expenses                         655,860         397,643
                                                   ------------    ------------


LOSS BEFORE OTHER INCOME (EXPENSE)                     (669,768)       (680,019)

OTHER INCOME (EXPENSE)

   Loss on disposal of fixed assets                      (1,654)              -

   Interest expense                                     (22,436)        (11,371)
                                                   ------------    ------------

       Total Other Income (Expense)                     (24,090)        (11,371)
                                                   ------------    ------------

NET LOSS BEFORE MINORITY INTEREST AND

  PROVISION FOR INCOME TAXES                           (693,858)       (691,390)

Minority interest                                        25,484               -
                                                   ------------    ------------


NET LOSS BEFORE PROVISION FOR INCOME TAXES             (668,374)       (691,390)

Provision for Income Taxes                                    -               -
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $   (668,374)   $   (691,390)
                                                   ============    ============

NET LOSS PER BASIC AND DILUTED SHARES              $      (0.02)   $      (0.02)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               31,287,254      28,560,882
                                                   ============    ============


COMPREHENSIVE INCOME (LOSS)
     Net loss                                      $   (668,374)   $   (691,390)
     Other comprehensive income (loss)

         Currency translation adjustments               (63,351)         44,197
                                                   ------------    ------------
Comprehensive income (loss)                        $   (731,725)   $   (647,193)
                                                   ============    ============

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                               US$
                                                        2006          2005
                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $  (668,374)   $  (691,390)
                                                    -----------    -----------

   Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                        62,664         23,551

     Common stock issued for services                    26,250              -

     Loss on disposal of fixed assets                     1,654              -

     Provision for bad debts                             (2,645)         7,264
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable          39,996        (64,067)

     (Increase) decrease in investment
        tax credit receivable                             1,826        (16,502)

     (Increase) decrease in inventory                    21,434         (7,334)
     (Increase) decrease in prepaid
        expenses and other current assets                21,705        (22,621)

     Increase in deferred revenues                        8,290              -

     Increase in liability for stock to be issued       165,000              -
     Increase in accounts payable and

       and accrued expenses                               5,897        118,584
                                                    -----------    -----------

     Total adjustments                                  352,071         38,875
                                                    -----------    -----------

     Net cash (used in) operating activities           (316,303)      (652,515)
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisitions of fixed assets                            (855)       (75,450)
                                                    -----------    -----------


      Net cash (used in) investing activities              (855)       (75,450)
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES

    Increase in bank overdraft                              523          7,144

    Proceeds from loan payable                                -          4,374
    Proceeds from loan payable -
      related parties, net                              408,224        354,639

    Proceeds from convertible debentures                      -        331,760
                                                    -----------    -----------

       Net cash provided by financing activities        408,747        697,917
                                                    -----------    -----------


Effect of foreign currencies                            (91,589)        30,048
                                                    -----------    -----------

NET INCREASE (DECREASE) IN

    CASH AND CASH EQUIVALENTS                                 -              -

CASH AND CASH EQUIVALENTS -

    BEGINNING OF YEAR                                         -              -
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR             $         -    $         -
                                                    ===========    ===========

CASH PAID DURING THE YEAR FOR:
    Interest expense                                $    11,993    $    10,345
                                                    ===========    ===========

SUPPLEMENTAL NONCASH INFORMATION:

    Equipment acquired from
      related party loan payable                    $         -    $   104,500
                                                    ===========    ===========
    Conversion of debentures into
                                                    $         -    $   331,760
                                                    ===========    ===========
    Conversion of related party debt
      into shares of common stock                   $   421,080    $         -
                                                    ===========    ===========
    Prepaid expenses for investment
      in Telephone, Inc., net                       $   124,363    $         -
                                                    ===========    ===========

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

                                                                           US$
                                                                                        Accumulated
                                                                                           Other
                                                            Additional                  Comprehenisve
                                      Common Stock           Paid-in      Accumulated      Income
                                  Shares       Amount        Capital        Deficit        (Loss)          Total
                               -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 2004      27,010,000   $    27,010   $   (26,931)   $   (29,530)   $    (1,690)   $   (31,141)

Recapitalization                 3,416,000         3,416       (15,875)             -              -        (12,459)

Common stock issued
 in conversion of debentures       663,520           664       331,096              -              -        331,760

Net loss for the year,
 as previously reported                  -             -             -       (691,390)       (38,153)      (729,543)

Prior period adjustment                  -             -             -              -         82,350         82,350
                               -----------   -----------   -----------    -----------    -----------    -----------

Net loss for the year,
 as restated                             -             -             -       (691,390)        44,197       (647,193)
                               -----------   -----------   -----------    -----------    -----------    -----------

Balance September 30, 2005      31,089,520        31,090       288,290       (720,920)        42,507       (359,033)

Common stock issued
 for services                      105,000           105        26,145              -              -         26,250

Common stock issued
 in conversion of debt           1,699,323         1,699       419,381              -              -        421,080

Net loss for the year                    -             -             -       (693,858)       (63,351)      (757,209)
                               -----------   -----------   -----------    -----------    -----------    -----------

                                32,893,843   $    32,894   $   733,816    $(1,414,778)   $   (20,844)   $  (668,912)
                               ===========   ===========   ===========    ===========    ===========    ===========

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
                   NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

      Teliphone Corp. (formerly OSK Capital II Corporation) (the "Company") was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

      Prior to its acquisition by the Company, Teliphone Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet. For this distribution channel, the Company typically pays a 25% commission to the distributor who shares this with the re-seller.

      In addition to the retail services provided, Teliphone Inc. also sells to wholesalers. Wholesalers typically receive approximately a 35% commission on such sales, however, the wholesaler re-bills these services to their customers and provide the necessary customer support to their customers directly. This sector has grown this year for the Company and the Company will look to add further distribution channels to other sectors of the world, commencing with India in fiscal year 2007.

      On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

      As discussed in Note 11, the consolidated financial statements for the year ended September 30, 2005 have been restated to correct an error in the accumulated other comprehensive income (loss) with respect to the calculation of the foreign currency gains and losses, as well as to correct the accounting treatment for the recapitalization that occurred April 28, 2005.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)


Going Concern

            As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $668,374 and $691,390 for the years ended September 30, 2006 and 2005, and has a working capital deficiency of $639,939 as of September 30, 2006. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company's stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

            Management believes that the Company's capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as Teliphone's ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. Teliphone's strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers. Additionally, the Company sold approximately 25% of Teliphone to the parent company of Intelco Communications which will bring further opportunity and working capital to the Company.

            The Company will look to further develop its existing relationship with its wholesaler in India in order to take advantage of the strong growth in demand for its VoIP products worldwide.

            In the near term, the Company will look to complete the registration process to effectiveness and completes its offering. The Company's ability to continue as a going concern for a reasonable period is dependent upon management's ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

            The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Fair Value of Financial Instruments (other than Derivative Financial Instruments)

      The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company's weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.


            Currency Translation

            For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company's functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended September 30, 2006 and 2005, the Company recorded approximately ($63,351) and $44,197 in transaction gains (losses) as a result of currency translation.

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

            VoIP Service Revenue

            Substantially all of the Company's revenues are derived from monthly subscription fees that customers are charged under the Company's service plans. Monthly subscription fees are generally charged to customers' credit cards on the first day of the customers' billing cycle. The Company offers residential and business unlimited calling packages, along with per minute long distance dialing services.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Revenue Recognition (Continued)

VoIP Service Revenue (Continued)

The Company invoices customers on the anniversary date of their service activation for their monthly services, and this invoice is paid predominantly via the customer's credit card or through automatic debit from the customer's bank account. Long distance dialing services are charged in increments of $10 to the customer's credit card or automatic debit as required based on the customer's consumption of long distance minutes.

The Company records these revenues monthly and the revenues generated are for the most part through retail channels.

Under typical contracts, customers subscribe for a period of two years. When a contract is not signed, there is no hardware subsidy, and the customer can disconnect service at any time.

Customer Equipment

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the re-seller. The customer accepts the terms of the service agreement upon activation by credit card. Should the Company's customers meet the minimum service requirements, the fee paid by the customers for the equipment would be refunded through monthly service billing. This refund is reflected in customer equipment revenue.

Customer equipment expense is recorded to direct cost of goods sold when the hardware is initially purchased from our suppliers.

For wholesale customers, there are no refunds for equipment. The Company does not subsidize equipment sales to wholesale customers.

Activation and Disconnect Fees

The Company also generates revenue from initial activation fees associated with the service contracts, and disconnect fees associated with early termination of service contracts. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed.

Shipping revenues

The Company generates revenues from shipping equipment direct to customers and our re-seller partners. This revenue is considered part of the VoIP service revenues.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Revenue Recognition (Continued)

Additional One-Time Customer Support Revenues

The Company also realizes revenues for support of customer and re-seller installations. We typically charge these revenues by the hour or by the service. These revenues are considered part of VoIP service revenues.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to the Company receiving an identifiable benefit in exchange for the consideration, and the Company can reasonably estimate the fair value of the benefit identified. Should the consideration paid by the Company exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in the Company's statement of operation.

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

In some cases and for promotional reasons, the Company may offer a "Mail-In-Credit" program to retail customers. As part of this program, upon satisfying the minimum service requirements, the equipment charges are refunded through subsequent billings netting out this charge against service charges.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $4,619 at September 30, 2006.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $14,676 in investment tax credits as of September 30, 2006.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

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


Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended September 30, 2006 and 2005 are included in general and administrative expenses in the consolidated statements of operations.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.


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


            The following is a reconciliation of the computation for basic and diluted EPS:

                                        September 30,         September 30,
                                            2006                   2005
                                      ------------------    -------------------

Net loss                              $         (668,374)   $          (691,390)
                                      ------------------    -------------------

Weighted-average common shares
Outstanding (Basic)                           31,287,254             28,560,882

Weighted-average common stock
Equivalents
     Stock options                                     -                      -
     Warrants                                          -                      -
                                      ------------------    -------------------

Weighted-average common shares
Outstanding (Diluted)                         31,287,254             28,560,882
                                      ==================    ===================

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)


The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 29, 2005. The Company has adopted the provisions of SFAS 123R for its fiscal year ended September 30, 2006. The adoption of this principle had no effect on the Company's operations.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications


The Company has reclassified certain amounts in their consolidated statement of operations for the year ended September 30, 2005 to conform with the September 30, 2006 presentation. These reclassifications had no effect on the net loss for the year ended September 30, 2005.

Recent Accounting Pronouncements


In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has determined that SFAS 155 will not have a material impact on its consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 is a replacement of APB No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has restated its consolidated financial statements for its prior year due to a correction of an error. The impact of those restatements are noted in Note 11 to these consolidated financial statements.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 3-  FIXED ASSETS

Fixed assets as of September 30, 2006 were as follows:

                                   Estimated Useful
                                    Lives (Years)

Furniture and fixtures                    5              $   1,196
Computer equipment                        3                165,560
Vehicles                                  5                 22,557
                                                         ---------

                                                           189,313
Less: accumulated depreciation                              88,606
                                                         ---------
Property and equipment, net                              $ 100,707
                                                         =========


There was $62,664 and $23,551 charged to operations for depreciation expense for the years ended September 30, 2006 and 2005, respectively.


The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporation's use of the Company's VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4-     RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to this transaction. Those shares are anticipated to be issued prior to December 31, 2006. The $300,000 remaining on the loan has become interest bearing at 12% per annum, payable monthly with a maturity date of August 1, 2009. Interest for the year ended September 30, 2006 and accrued at September 30, 2006 is $6,000 on this loan.

In addition, there are approximately $41,297 of non-interest bearing advances that were incurred in August and September 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005


NOTE 4-     RELATED PARTY LOANS (CONTINUED)

As of September 30, 2006, the Company has $29,211 outstanding with an officer, with interest expense and accrued interest on that amount of $3,180 as of and for the year ended September 30, 2006. There were no amounts outstanding during the year ended September 30, 2005. As the amount is due on demand, the Company has classified the loan as a current liability.

As of September 30, 2006, the Company has $35,887 outstanding with shareholders. There is no accrued interest for these amounts, and interest expense for the years ended September 30, 2006 and 2005 were approximately $1,800, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

As of September 30, 2006, the Company has $7,158 outstanding with a company controlled by an officer of the Company with interest expense and accrued interest on that amount of $795 as of and for the year ended September 30, 2006. There were no amounts outstanding during the year ended September 30, 2005. As the amounts are due on demand, the Company has classified them as current liabilities.

As of September 30, 2006, the Company has $44,735 outstanding with a company controlled by an officer of the Company with interest expense of $10,721 for the year ended September 30, 2006. There is no interest accrued as of September 30, 2006. There were no amounts outstanding during the year ended September 30, 2005. As the amounts are due on demand, the Company has classified them as current liabilities.

Teliphone, Inc. a majority owned subsidiary of the Company, as part of the agreement they entered into with Intelco Communications and Intelco Communication's parent, 3901823 Canada Inc., was extended $25,000 (CDN$), $22,368 (US$) from the $75,000 (CDN$) line of credit extended to them by Intelco Communications. This amount remains outstanding as of September 30, 2006. The Company received this amount per the letter of intent between the parties on July 14, 2006. The Company has until December 31, 2006 to repay this amount. Should payment not be made, default provisions in the agreement would be enforced, which include but are not limited to, 3901823 Canada, Inc. maintaining control of the Company's current assets including its cash and accounts receivable, and control of the Company's capital assets and any intellectual property owned by the Company. The Company anticipates repayment of this amount, and a renegotiation of the terms of the letter of intent into a new agreement prior to December 31, 2006. (See Note 7).

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 5-     CONVERTIBLE DEBENTURES

On August 11, 2005, the Company entered into 10% Convertible Debentures (the "Debentures") with various individuals. The Debentures had a maturity date of August 11, 2008, and incurred interest at a rate of 10% per annum.

The Debentures can either be paid to the holders on August 11, 2008 or converted at the holders' option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately proceeding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc. The holder agrees that it shall not convert the Debentures prior to August 12, 2005, if on a conversion date the closing price of the common stock on any of the five (5) trading days immediately proceeding the applicable conversion date id $.50 per share or less. The Company's stock was not trading on a Principal Market as of August 12, 2005, and therefore the holders all converted their debentures at $.50 per share. The total Debentures issued by the Company was $331,760 and the Company issued 663,520 shares of common stock in conversion of the debentures. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company's common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. There was no derivative liability recognized due to the conversion of the debenture into shares of common stock at the time the debenture agreement was entered into.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

There was no interest charged due to the debentures being converted immediately.

NOTE 6-     COMMITMENTS

The Company has entered into a distribution agreement with one of its distributors in March 2006 for a period of five-years. The distribution agreement stipulates that the Company must pay up to 25% commissions on all new business generated by the distributor. This distributor controls the areas of Quebec and Ontario in Canada. The agreement does not stipulate any minimum commissions due the distributor, only that the distributor is paid monthly on its business generated. The Company is current with its commissions to the distributor.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 6-     COMMITMENTS (CONTINUED)

On August 23, 2005, Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company's products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of September 30, 2006. Company senior management and officers are in process of finalizing amendments to this agreement and anticipate the commencement of Podar's distribution channel to bring revenues into the Company by its second fiscal quarter of 2007. Upon services being provided by the Company, commissions will be paid to Podar.

Teliphone, Inc. had entered into a lease agreement for its offices, which was to expire on July 31, 2010. The Company was to pay approximately $50,835 per year, however, on August 1, 2006, vacated the premises of the office for which the rent was due. The Company on September 30, 2006 entered into a Termination Agreement with the landlord to pay $11,522 to satisfy all obligations under this lease agreement.

Currently, the corporate headquarters is leasing space with Intelco Communications, a minority owner of Teliphone, Inc. Rent for the first year as well as use of Intelco's data center for Teliphone's equipment, and use of Intelco's broadband telephony network is provided to Teliphone in consideration for the 35 shares of Teliphone Inc. stock Intelco's parent company 3901823 Canada, Inc. received. (See Note 7).

On December 7, 2005, the Company entered into, in conjunction with United American Corporation, a related party, a Customer and Asset Acquisition and Software Licensing Agreement with Iphonia, Inc., a Quebec corporation.

The Agreement requires transfer of Iphonia Inc.'s. clients and services to the Company along with the sale of various telecommunications equipment. There is no timeframe for actual commencement of this Agreement. As of September 30, 2006, the Company and Iphonia are renegotiating the significant terms of the Agreement. However, the Company has provided the necessary support services that Iphonia requires in order to satisfy the needs of Iphonia's clients. The Company has not accrued any amounts due from Iphonia until the Agreement is finalized. The amounts are estimated at $2,000 at September 30, 2006, however, the Company has allowed for the entire amount due to the uncertainty of the completion of the Agreement.

United American Corporation will no longer be a party to this agreement.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 7-     AGREEMENT - INTELCO COMMUNICATIONS

Teliphone Inc., ("Teliphone") a majority-owned subsidiary of the Company, 3901823 Canada Inc., the holding company of Intelco Communications ("3901823"), and Intelco Communications ("Intelco Communications") entered into an agreement (the "Agreement") on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone's issued shares to 3901823 in exchange for office rent, use of Intelco's data center for Teliphone's equipment, and use of Intelco's broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

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

Teliphone will treat this transaction as an investment under the equity method of accounting, since the shares of Teliphone being issued to 3901823 Canada, Inc. represent approximately 25% of the ownership of Teliphone. This percentage falls between 20% and 50%. Additionally, Teliphone will still control the operating and financial decisions. This treatment is consistent with FASB 115 and APB 18.

The amounts drawn under the line of credit will be recorded as liabilities, the value of the utilization of the network, savings on office rent and use of equipment is the value of the investment equal to the number of shares issued by Teliphone.

Teliphone has until December 31, 2006 to repay this amount. Should payment not be made, default provisions in the agreement would be enforced, which include but are not limited to, 3901823 Canada, Inc. maintaining control of Teliphone's current assets including its cash and accounts receivable, and control of Teliphone's capital assets and any intellectual property owned by Teliphone. The Company anticipates repayment of this amount, and a renegotiation of the terms of the letter of intent into a new agreement prior to December 31, 2006.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 8-     STOCKHOLDERS' DEFICIT

Common Stock

As of September 30, 2006, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 32,893,843 shares issued and outstanding as of September 30, 2006.

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

On August 31, 2005, the Company issued 663,520 shares of common stock in conversion of the Company's convertible debentures in the amount of $331,760.

On August 22, 2006, the Company issued 1,699,323 shares of common stock to United American Corporation in conversion of related party debt in the amount of $421,080 (see Note 4). An additional 171 fractional shares will be issued in December 2006, and have been reflected as a liability for stock to be issued at September 30, 2006.

On August 22, 2006, the Company issued 105,000 shares of common stock for consulting services. These services have been valued at $0.25 per share, the price at which the Company's offering will be. The value of $26,250 is reflected in the consolidated statement of operation for the year ended September 30, 2006.

At September 30, 2006, the Company has recorded a liability for stock to be issued in the amount of $165,000, which represents, 660,000 shares of common stock that have been authorized to be issued for consulting services that occurred during the year ended September 30, 2006. The Company anticipates issuance of these shares to occur by December 31, 2006. The Company used the $0.25 price for valuation purposes.

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

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2006, deferred tax assets consist of the following:


Net operating losses        $        481,025

Valuation allowance                 (481,025)
                            ----------------

                            $              -
                            ================

At September 30, 2006, the Company had a net operating loss carryforward in the approximate amount of $1,414,778, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2006 and 2005 is summarized as follows:


                            -------------------
                              2006       2005
                            -------     -------

Federal statutory rate        (34.0)%     (34.0)%

State income taxes, net
  of federal benefits           3.3         3.3

Valuation allowance            30.7        30.7
                            -------     -------

                                  0%          0%
                            =======     =======

NOTE 10-    SUBSEQUENT EVENTS

At September 30, 2006, the Company has recorded a liability for stock to be issued in the amount of $165,000, which represents, 660,000 shares of common stock that have been authorized to be issued for consulting services that occurred during the year ended September 30, 2006. The Company anticipates issuance of these shares to occur by December 31, 2006. The Company used the $0.25 price for valuation purposes.

The Company on September 30, 2006 entered into a Termination Agreement with its former landlord to pay $11,522 to satisfy all obligations under their lease agreement. This amount has been paid in October 2006.

The Company entered into a capital lease for the purchase of computer equipment in the amount of $29,926 (CN$), approximately $27,000 (US$) on November 8, 2006 for a period of two-years.

                                 TELIPHONE CORP.
                      (FORMERLY OSK CAPITAL II CORPORATION)
             NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 11-    RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The consolidated financial statements for the year ended September 30, 2005 have been restated to correct an error in the accumulated other comprehensive income
(loss) with respect to the calculation of the foreign currency gains and losses, as well as to correct the accounting treatment for the recapitalization that occurred April 28, 2005.

The restatement adjusted the following line items:

Additional paid in capital, previously reported          $  370,640

Adjustment in recapitalization                              (82,350)
                                                         ----------

Additional paid in capital, as restated                    $288,290
                                                         ==========


Other comprehensive income (loss),
  previously reported                                      ($76,484)

Adjustment in recapitalization                               82,350
                                                         ----------

Other comprehensive income (loss), as restated           $    5,866
                                                         ==========

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A.    CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President/Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's President/Chief Accounting Officer has concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company's management, including its President/Chief Accounting Officer, to allow timely decisions regarding required disclosure.

      (b) Changes In Internal Controls Over Financial Reporting:

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's President/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The directors and executive officers as of December ___, 2006 are as follows:

            NAME              AGE   SERVED SINCE   POSITIONS WITH COMPANY
            ---------------   ---   ------------   -----------------------------
            George Metrakos    35    April, 2005   Director, President, CEO, CFO


All of our directors serve until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal. The following is a brief description of the business experience of our executive officers, director and significant employees:

Business Experience of Officers and the Director and Significant Employees

GEORGE METRAKOS, Chairman of the Board, CEO, CFO and President

Mr. Metrakos holds a Bachelor's of Engineering from Concordia University (Montreal, Canada) and a Master's of Business Administration (MBA) from the John Molson School of Business at Concordia University. Mr. Metrakos has specialized in numerous successful launches of new technologies for emerging marketplaces. He has worked with such organizations as Philips B.V. (The Netherlands), Dow Chemical company (USA), Hydro Quebec (Provincial Utility) and other entrepreneurial high-tech companies. During his founding role in his prior company, Mr. Metrakos was recognized as entrepreneur of the year in an angel financing competition within the Montreal business community awarded by the Montreal Chamber of Commerce youth wing. His previous company launched an advanced Demand Management software used by suppliers to Wal-Mart Stores.

                                             Beginning and ending                             Brief Description of Employer's
                      Employer's name         dates of employment       Positions Held                 business
                   ---------------------  -------------------------   -------------------   -----------------------------------
George Metrakos   Teliphone Inc.          Sep 1, 2004 to present      President             Telecommunications Company
                  Teliphone Corp.         Apr 28, 2005 to present     President, CEO, CFO   Holding Company
                                                                         and Director
                  United American Corp.   Nov 8, 2005 to present      Director              Holding Company
                  Metratech Retail        Mar 6, 2000 to Aug 31,      President & Founder   Supply Chain Management Software
                     Systems Inc.            2004                                              Company

Compensation of Directors

We have no standard arrangement pursuant to which our Directors are compensated for services provided as a Director.

Compliance With Section 16(a) of the Exchange Act.

For the fiscal year ending September 30, 2004, all of the Company's officers, directors and principal shareholders are delinquent in filing reports required under Section 16(a) Code of Ethics. The Company has adopted a code of ethics which applies to its principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the code is incorporated by reference to this prospectus as Exhibit 14.

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

Board Committees

There are currently no Board Committees in place.

ITEM 10. EXECUTIVE COMPENSATION

      The following tables set forth certain summary information concerning the compensation paid or accrued during each of our last three completed fiscal years to our chief executive officer and each of our other executive officers who received compensation in excess of $100,000 during such period (as determined at June 30, 2006, the end of our last completed fiscal year):


The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended September 30, 2006.

                                                                                   Long Term Compensation
                                                            --------------------------------------------------------------------
                                                                                                            Payouts
                                                                                              ----------------------------------
                                                                         Awards                Securities
                                    Annual  Compensation    -------------------------------    Underlying              All Other
                                   ----------------------   Other Annual   Restricted Stock   Options/SARs     LTIP     Compen-
   Name and Principal Position     Year    Salary   Bonus   Compensation       Award (s)           (#)       Payouts    sation
--------------------------------   ----   -------   -----   ------------   ----------------   ------------   -------   --------
GEORGE METRAKOS
President, Chief                   2006   $52,501     --         --                  --            --           --         --
Executive Officer, CFO             2005   $48,000     --         --              961,538           --           --         --
and Principal Accounting Officer
Director
                                   2004   $ 4,000     --         --                                --

Robert Cajolet                     2006        --     --         --                   --           --           --         --
Former Director                    2005        --     --         --            1,250,000           --           --         --
Resigned Nov. 28, 2006             2004        --     --         --                   --           --           --         --


Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President

George Metrakos is compensated $52,500 annually. Effective April 28, 2005, he was awarded 961,538 shares of restricted stock of the corporation. These were provided to him from his 3.9% ownership of Teliphone Inc. prior to the combination. These shares are issued to Metratech Business Solutions Inc., a Canadian company wholly owned by George Metrakos.

Effective only once the common stock of the Company is trading over the counter, it has been agreed that George Metrakos will receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. This stock option plan has not been formalized or disclosed as of the date of this filing. It is anticipated that George Metrakos' annual base salary will increase to $120,000 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information with respect to the beneficial ownership of each class of the Company's voting securities as December 28, 2006 , by (i) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares, (ii) each director of the Company or any nominee for directorship, (iii) the Chief Executive Officer of the Company and each of the other Named Executive Officers and (iv) all directors and Named Executive Officers of the Company as a group.


The following table sets forth certain information regarding beneficial ownership of the common stock as of September 30, 2006, by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 4150 Ste-Catherine Street West, suite 200, Westmount (Montreal), Quebec, Canada H3Z 0A1.

                                                         SHARES
                                                       BENEFICIALLY   PERCENT
    NAME                              TITLE OF CLASS     OWNED (1)    CLASS(1)
    -------------------------------   --------------   ------------   --------
    George Metrakos(2)                    Common           961,528      2.9%
    Officers and Directors
    As a Group (1 person)                 Common           951,528      2.9%

    United American Corporation (3)       Common        25,737,956     78.2%

    Officers, Directors and
    Certain Beneficial Owners
    As a Group (2 persons)                Common        26,699,484     81.1%

(1) Applicable percentage of ownership is based on 33,554,014 shares of fully diluted common stock effective December 28, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of December 28, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) George Metrakos controls 961,528 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner.

 (3) United American Corporation is the founder of Teliphone Inc. On October 23, 2006, Shareholders of United American Corp voted in the majority to spin off its holdings of Teliphone Corp. through a pro-rata distribution of Teliphone Corp. shares to United American Corp. Shareholders. The effective date of the spin-off was October 30, 2006. United American Corp and Teliphone Corp. are awaiting instructions from the Depository Trust Corporation regarding fractional share issuances required by brokers in order to complete the distribution. United American Corporation Shareholders will receive their Teliphone Corp. share certificates (and the shareholders of record recorded with the transfer agent) in December, 2006 and January, 2007.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

ITEM 13. EXHIBITS


Exhibit
Number      Description
-------     -----------

2.1 Agreement and Plan of Merger by and among Teliphone Inc. and OSK II Acquisition Corp. and OSK Capital II Corp.

2.2 Letter agreement between OSK Capital II Corp. and Teliphone Inc., dated April 25, 2005

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

10.1. Distribution agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone Inc., and 9164-4898 Quebec Inc.

10.2. Form of general conditions for use of the Company's telecommunications products and services.

10.3. Letter of Intent for a Joint Venture Agreement between Teliphone Inc. and Intelco Communication Inc., dated July 14, 2006.

10.4. Customer and Asset acquisition and software licensing agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone, Inc., Iphonia Inc., Telicom Inc. and United American Corporation.

10.5        Agreement between Teliphone Inc. and Northern Communications
            Services Inc.

10.6        Extension agreement between Teliphone Inc. and Podar Infotech
            Limited.

10.7 Agreement between Teliphone Inc. and Podar Infotech Limited, daed April 28, 2005.

10.8        Form of IP Port Service agreement.

10.9        Master Services Agreement between Teliphone Inc. and Rogers Telecom
            Inc.

10.10 Cash Advance agreement between related companies 3894517 Canada Inc. and Teliphone Inc. made and entered into in the city of Montreal, province of Quebec with an effective date of August 27, 2004 by and between Teliphone Inc., 3894517 Canada Inc., OSK Captial II Corp., and United American Corp.

10.11 Wholesale agreement made and entered into in the city of Montreal, province of Quebec by and between Teliphone Inc. and 951-4877 Quebec Inc.

21.         Subsidiaries

23.1        Consent of Joseph Emas, Attorney at Law (see 5.1 opinion)

23.2 Consent of Independent Registered Public Accounting Firm (Michael Pollack CPA)*

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended. *

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herein

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended September 30, 2006

      Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending September 30, 2006 was $36,500.

      Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended September 30, 2006 were $0.00.

      All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended September 30, 2006 was $0.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ George Metrakos
    --------------------------------------------
    Name: George Metrakos
    Title: Chief Executive Officer

December 28, 2006

By: /s/ George Metrakos
    --------------------------------------------
    Name: George Metrakos
    Title: Principal Accounting Officer


December 28, 2006


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

                                                             Date: 28, 2006