Form 10QSB
period 2006-12-31
Teliphone Corp
filed 2007-02-20
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

TELIPHONE CORP
(Name of small business issuer in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4150 Ste-Catherine Street West, Suite 200,
Westmount (Montreal),
Quebec, Canada, H3Z 0A1
(Address of principal executive offices)

(514) 313-6010
(Issuer’s telephone number)

Copies of communications to:
JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes  ☐    No  ☐

As of February 20, 2007, there were 33,525,014 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No  ☐

TELIPHONE CORP.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of December 31, 2006	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2006 and 2005	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005	F-3

Notes to Condensed Consolidated Financial Statements Teliphone Corp. (Unaudited)	F-4

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)
ASSETS

US$

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	20,813
Investment tax credit receivable	14,075
Inventory	17,697
Prepaid expenses and other current assets	115,047

Total Current Assets	167,632

Fixed assets, net of depreciation	99,003

TOTAL ASSETS	$266,635

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$9,352
Deferred revenue	10,007
Related party loans and advance	560,816
Current portion of obligation under capital lease	11,323
Accounts payable and accrued expenses	108,248

Total Current Liabilities	699,746

Long-term Liabilities:
Obligations under capital lease, net of current maturities	10,755

Total Long-term Liabilities	10,755

Total Liabilities	710,501

Minority interest	115,570

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,014 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,468,627)
Accumulated other comprehensive income (loss)	(22,519)

Total Stockholders' (Deficit)	(559,436)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$266,635

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	US $
	2006	2005

OPERATING REVENUES
Revenues	$129,234	$87,011

COST OF SALES
Inventory, beginning of period	11,034	32,468
Purchases and cost of VoIP services	107,466	121,430
Inventory, end of period	(17,697)	(51,652)
Total Cost of Sales	100,803	102,246

GROSS PROFIT (LOSS)	28,431	(15,235)

OPERATING EXPENSES
Selling and promotion	961	1,869
Professional and consulting fees	9,181	12,334
Salaries and wages	38,807	19,080
Other general and administrative expenses	12,176	4,887
Depreciation	23,901	12,583
Total Operating Expenses	85,026	50,753

LOSS BEFORE OTHER INCOME (EXPENSE)	(56,595)	(65,988)

OTHER INCOME (EXPENSE)
Interest expense	(11,365)	(1,671)
Total Other Income (Expense)	(11,365)	(1,671)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(67,960)	(67,659)
Minority interest	14,111	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(53,849)	(67,659)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(53,849)	$(67,659)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,113,900	31,089,520

COMPREHENSIVE INCOME (LOSS)
Net loss	$(53,849)	$(67,659)
Other comprehensive income (loss)
Currency translation adjustments	(1,675)	2,090
Comprehensive income (loss)	$(55,524)	$(65,569)

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	US$
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,849)	$(67,659)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	23,901	12,583

Changes in assets and liabilities
(Increase) decrease in accounts receivable	4,899	4,743
(Increase) decrease in investment tax credit receivable	601	44
(Increase) in inventory	(6,663)	(19,184)
(Increase) decrease in prepaid expenses and other current assets	10,232	2,106
Increase in deferred revenue	1,717	-
Increase (decrease) in accounts payable and
and accrued expenses	(53,369)	(11,844)
Total adjustments	(18,682)	(11,552)

Net cash (used in) operating activities	(72,531)	(79,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(11,314)

Net cash (used in) investing activities	-	(11,314)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	1,685	(2,058)
Proceeds from loan payable, net	-	43,330
Payments under capital lease	(1,734)	-
Proceeds from loan payable - related parties, net	80,161	47,163

Net cash provided by financing activities	80,112	88,435

Effect of foreign currency transalation	(7,581)	2,090

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,099	$1,671

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$165,000	$-
Equipment purchased under capital lease	$25,680	$-

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Teilphone Corp. (formerly OSK Capital II Corporation) (the “Company”) was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $53,849 and $67,659 for the three months ended December 31, 2006 and 2005, and has a working capital deficiency of $532,114 as of December 31, 2006. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION CONTINUED)

Going Concern (Continued)

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as the Company’s subsidiary Teliphone Inc.’s ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. The Company’s subsidiary Teliphone Inc.’s strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers. Additionally, the Company sold approximately 25% of its subsidiary Teliphone Inc. to the parent company of Intelco Communications which will bring further opportunity and working capital to the Company.

The Company will look to further develop its existing relationship with its wholesaler in India in order to take advantage of the strong growth in demand for its VoIP products worldwide.

In the near term, the Company will look to complete the registration process to effectiveness and completes its offering. The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations. There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No, 130, “Reporting Comprehensive Income,” (SFAS No. 130). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis. Inventory consisted only of finished goods.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2006 and 2005, the Company recorded approximately ($1,675) and $2,090 in transaction gains (losses) as a result of currency translation.

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

VoIP Service Revenue

Substantially all of the Company’s revenues are derived from monthly subscription fees that customers are charged under the Company’s service plans. Monthly subscription fees are generally charged to customers’ credit cards on the first day of the customers’ billing cycle. The Company offers residential and business unlimited calling packages, along with per minute long distance dialing services.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

VoIP Service Revenue (Continued)

The Company invoices customers on the anniversary date of their service activation for their monthly services, and this invoice is paid predominantly via the customer’s credit card or through automatic debit from the customer’s bank account. Long distance dialing services are charged in increments of $10 to the customer’s credit card or automatic debit as required based on the customer’s consumption of long distance minutes.

The Company records these revenues monthly and the revenues generated are for the most part through retail channels.

Under typical contracts, customers subscribe for a period of two years. When a contract is not signed, there is no hardware subsidy, and the customer can disconnect service at any time.

Customer Equipment

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the re-seller. The customer accepts the terms of the service agreement upon activation by credit card. Should the Company’s customers meet the minimum service requirements, the fee paid by the customers for the equipment would be refunded through monthly service billing. This refund is reflected in customer equipment revenue.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Additional One-Time Customer Support Revenues

The Company also realizes revenues for support of customer and re-seller installations. We typically charge these revenues by the hour or by the service. These revenues are considered part of VoIP service revenues.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to the Company receiving an identifiable benefit in exchange for the consideration, and the Company can reasonably estimate the fair value of the benefit identified. Should the consideration paid by the Company exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in the Company’s statement of operation.

Recognition

The Company recognizes revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. Under a retail agreement, the cost of the equipment is recognized as deferred revenue, and amortized over the length of the service agreement. Upon satisfying the minimum service requirements the equipment charges are refunded through subsequent billings netting out this charge against service charges. Upon refund, the deferred revenue is fully amortized.

In some cases and for promotional reasons, the Company may offer a “Mail-In-Credit” program to retail customers. As part of this program, upon satisfying the minimum service requirements, the equipment charges are refunded through subsequent billings netting out this charge against service charges.

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

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $4,431 at December 31, 2006.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $14,075 in investment tax credits as of December 31, 2006.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants or options to acquire common stock and the embedded conversion features of debt and preferred instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended December 31, 2006 and 2005 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005

Net loss	$(53,849)	$(67,659)

Weighted-average common shares
Outstanding (Basic)	33,113,900	31,089,520

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares Outstanding (Diluted)	33,113,900	31,089,520

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS because inclusion would have been antidilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. The Company has adopted the provisions of SFAS 123R for its fiscal year ended September 30, 2006. The adoption of this principle had no effect on the Company’s operations.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company’s subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoiP service as well as the service itself, the Company treats these items as one component, therefore has not segregated their business.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended December 31, 2005 to conform with the December 31, 2006 presentation. These reclassifications had no effect on the net loss for the three months ended December 31, 2005.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standard No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). FASB 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has determined that SFAS 155 will not have a material impact on its condensed consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has restated its consolidated financial statements for its prior year due to a correction of an error. The impact of those restatements are noted in Note 11 to these condensed consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 3- FIXED ASSETS

Fixed assets as of December 31, 2006 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,146
Computer equipment	3	184,467
Vehicles	5	21,634

		207,247
Less: accumulated depreciation		108,244
Property and equipment, net		$99,003

There was $23,901 and $12,583 charged to operations for depreciation expense for the three months ended December 31, 2006 and 2005, respectively. The Company has computer equipment under capital lease of $25,680, and accumulated depreciation of this computer equipment under capital lease of $2,189 and $0, for the three months ended December 31, 2006 and 2005, respectively.

The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporation's use of the Company’s VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4- RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United Ameircan Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the three months ended December 31, 2006 was $9,000 on this loan. Accrued interest on this loan as of December 31, 2006 is $15,000.

In addition, there are approximately $115,232 of non-interest bearing advances that were incurred in August and September 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 4- RELATED PARTY LOANS (CONTINUED)

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of December 31, 2006, the Company has $28,627 outstanding with an officer, with interest expense of $507 for the three months ended December 31, 2006, and accrued interest on that amount of $3,687 as of December 31, 2006. There were no amounts outstanding during the three months ended December 31, 2005. As the amount is due on demand, the Company has classified the loan as a current liability.

As of December 31, 2006, the Company has $66,758 outstanding with shareholders. There is no accrued interest for these amounts, and interest expense for the three months ended December 31, 2006 and 2005 were approximately $388 and $450, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

As of December 31, 2006, the Company has $7,294 outstanding with a company controlled by an officer of the Company with interest expense of $126 for the three months ended December 31, 2006, and accrued interest on that amount of $921 as of December 31, 2006. There were no amounts outstanding during the three months ended December 31, 2005. As the amounts are due on demand, the Company has classified them as current liabilities.

As of December 31, 2006, the Company has $42,905 outstanding with a company controlled by an officer of the Company with interest expense of $767 for the three months ended December 31, 2006. There is $767 of interest accrued as of December 31, 2006. There were no amounts outstanding during the three months ended December 31, 2005. As the amounts are due on demand, the Company has classified them as current liabilities.

Teliphone, Inc. a majority owned subsidiary of the Company, as part of the agreement they entered into with Intelco Communications and Intelco Communication’s parent, 3901823 Canada Inc., was extended $25,000 (CDN$), $22,368 (US$) from the $75,000 (CDN$) line of credit extended to them by Intelco Communications. This amount was repaid by December 31, 2006.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 5- CONVERTIBLE DEBENTURES

On August 11, 2005, the Company entered into 10% Convertible Debentures (the “Debentures”) with various individuals. The Debentures had a maturity date of August 11, 2008, and incurred interest at a rate of 10% per annum.

The Debentures can either be paid to the holders on August 11, 2008 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately proceeding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc. The holder agrees that it shall not convert the Debentures prior to August 12, 2005, if on a conversion date the closing price of the common stock on any of the five (5) trading days immediately proceeding the applicable conversion date id $.50 per share or less. The Company’s stock was not trading on a Principal Market as of August 12, 2005, and therefore the holders all converted their debentures at $.50 per share. The total Debentures issued by the Company was $331,760 and the Company issued 663,520 shares of common stock in conversion of the debentures. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. There was no derivative liability recognized due to the conversion of the debenture into shares of common stock at the time the debenture agreement was entered into.

The embedded derivative did not qualify as a fair value or cash flow hedge under SFAS No. 133.

There was no interest charged due to the debentures being converted immediately.

NOTE 6- COMMITMENTS

The Company’s subsidiary Teliphone Inc. has entered into a distribution agreement with one of its distributors in March 2006 for a period of five-years. The distribution agreement stipulates that the Company must pay up to 25% commissions on all new business generated by the distributor. This distributor controls the areas of Quebec and Ontario in Canada. The agreement does not stipulate any minimum commissions due the distributor, only that the distributor is paid monthly on its business generated. The Company is current with its commissions to the distributor.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 6- COMMITMENTS (CONTINUED)

On August 23, 2005, The Company’s subsidiary Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company’s products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of December 31, 2006. Company senior management and officers are in process of finalizing amendments to this agreement and anticipate the commencement of Podar’s distribution channel to bring revenues into the Company by its second fiscal quarter of 2007. Upon services being provided by the Company, commissions will be paid to Podar.

The Company’s subsidiary Teliphone, Inc. had entered into a lease agreement for its offices, which was to expire on July 31, 2010. The Company was to pay approximately $50,835 per year, however, on August 1, 2006, vacated the premises of the office for which the rent was due. The Company on September 30, 2006 entered into a Termination Agreement with the landlord to pay $11,522 to satisfy all obligations under this lease agreement. These amounts have all been paid.

Currently, the corporate headquarters is leasing space with Intelco Communications, a minority owner of the Company’s subsidiary Teliphone, Inc. Rent for the first year as well as use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network is provided to Teliphone Inc. in consideration for the 35 shares of the subsidiary Teliphone Inc. stock Intelco’s parent company 3901823 Canada, Inc. received. (See Note 7).

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 7- AGREEMENT - INTELCO COMMUNICATIONS

Teliphone Inc., a majority-owned subsidiary of the Company, 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006.

Teliphone Inc. also agreed to make available to the customers of Intelco certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone Inc. will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco will receive additional shares of class A voting common stock of Teliphone Inc. for the difference in the value between $144,000 and the total payments credited back to Teliphone Inc. The maximum amount of additional shares that can be issued to Intelco after the twelve month period is an additional 8.34% of Teliphone Inc.’s issued and outstanding shares. In the event that the total payments credited back to Teliphone Inc. exceeds $144,000, Intelco will not be entitled to the issuance of any additional shares of Teliphone Inc. common stock.

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through December 31, 2006 has not used the $12,000 (CDN$) per month. As of December 31, 2006, the balance remaining in the prepaid expense for Intelco is $134,072 (CDN$) or $115,047 (US$). Should Teliphone Inc. utilize more service from Intelco, the appropriate number of additional shares that Intelco will be issued will be provided under the agreement. In addition to the stock issuance, Teliphone Inc. is expected to have approximately $56,000 available in research and development tax credits that have been pledged as a guarantee under their agreement with Intelco. These are only tax credits, and not to be received in the form of a cash refund.

The amounts drawn under the line of credit will be recorded as liabilities, the value of the utilization of the network, savings on office rent and use of equipment is the value of the investment equal to the number of shares issued by Teliphone Inc.

Teliphone Inc. had until December 31, 2006 to repay this amount, and did repay the amount by December 31, 2006.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 8- STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2006, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,014 shares issued and outstanding as of December 31, 2006.

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

On August 31, 2005, the Company issued 663,520 shares of common stock in conversion of the Company’s convertible debentures in the amount of $331,760.

On August 22, 2006, the Company issued 1,699,323 shares of common stock to United American Corporation in conversion of related party debt in the amount of $421,080 (see Note 4). An additional 171 fractional shares were issued in December 2006.

On August 22, 2006, the Company issued 105,000 shares of common stock for consulting services. These services have been valued at $0.25 per share, the price at which the Company’s offering will be. The value of $26,250 was reflected in the consolidated statement of operation for the year ended September 30, 2006.

In December 2006, the Company issued 660,000 shares of common stock representing a value in the amount of $165,000, for consulting services that occurred during the year ended September 30, 2006. The Company recognized the expense in the year ended September 30, 2006 as the services were provided in this time frame. The Company used the $0.25 price for valuation purposes.

NOTE 9- PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005

NOTE 9- PROVISION FOR INCOME TAXES (Continued)

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$499,333

Valuation allowance	(499,333)

$-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $1,468,627, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2006 and 2005 is summarized as follows:

	2006	2005
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10- OBLIGATION UNDER CAPITAL LEASE

The Company entered into a capital lease for the purchase of computer equipment in the amount of $29,926 (CN$), approximately $25,680 (US$) on November 8, 2006 for a period of two-years. Minimum lease payments under capital leases at December 31, 2006, are as follows:
2007	$13,772
2008	$11,477
$25,249
Less: amounts representing interest	($ 3,171)
Less: current portion	($11,323)

Long-term portion	$10,755

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2006 Annual Report on Form 10-KSB.

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles. We urge you to read this report in conjunction with the risk factors described herein.

BACKGROUND

Company Overview

As used in this annual report, "we", "us", "our", “Teliphone”, the "Group", "Company" or "our company" refers to Teliphone Corp., a Nevada corporation, together with our majority-owned subsidiary Teliphone Inc., a Canadian corporation.

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

As a result of the merger and re-organization, Teliphone Inc. became a wholly-owned subsidiary of our company and we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the NASD OTCBB under the symbol UAMA.

On July 14th, 2006, we entered into a letter of intent with 3901823 Canada Inc. where 3901823 Canada Inc. becomes a minority shareholder of our subsidiary Teliphone Inc. As a result of this letter of Intent, Teliphone Inc. remains a majority-owned subsidiary of our company at 74.8% and 3901823 Canada Inc. owns 25.2%.

On October 30, 2006, United American Corporation spun-off our Company by distributing its entire holding of 25,737,956 shares of the common stock of our company to its shareholders on a pro rata basis. Prior to the distribution, United American Corporation held 76.7% of the common stock of our company.

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

The Company offers the following services to customers utilizing its VoIP technology platform:

•	Local and International VoIP calling services for residential customers in the Province of Quebec, Canada

•	Local and International VoIP calling services for small businesses in the Province of Quebec, Canada

•	International VoIP calling services to residential customers in India

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

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense

Going Concern:

The Company has incurred recurring losses of $53,849 and $67,659 for the three months ended December 31, 2006 and 2005, and has a working capital deficiency of $532,114 as of December 31, 2006. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. Accordingly, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Three Months Ended December 31, 2006 Compared to Three Months
Ended December 31, 2005

The Company's condensed consolidated balance sheet as of the three months ended December 31, 2006, had assets consisting of accounts receivable in the amount of $20,813, income tax receivable (Canadian Research and Development Tax Credits) of $14,075, inventory of $17,687 and prepaid expenses of $115,057, fixed assets of $99,003, but no cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of ended December 31, 2006 reflects an accumulated deficit of ($1,468,627) and a stockholders' deficit of ($266,635).

The Company recorded sales of $129,234 for the three months ended December 31, 2006 as compared to $87,011 for the three months ended December 31, 2005. The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $100,083 for the three months ended December 31, 2006 as compared to $102,246 for the three months ended December 31, 2005, primarily as a consequence, in spite of an increase of sales, of a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand. In addition, the Company's aggregate operating expenses were $85,026 for the three months ended December 31, 2006 as compared to $50,753 for the three months ended December 31, 2005.

The Company had a net loss of for the three months ended December 31, 2006 of ($55,524) as compared to ($65,569) for the three months ended December 31, 2005, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2007 is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies and international reseller partners.

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

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would effect our liquidity, capital resources, market risk support and credit risk support or other benefits.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended December 31, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of December 31, 2006.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the period ended December 31, 2006, we issued the following securities on December 6th, 2006 as restricted stock for services:

Name	Address	# of Shares of Common Stock

Simon Lamarche	3196 Broadway, Brossard, Quebec J4Z 2P6 Canada	10,000

Ronald Gold	190 Riverside Drive, New York, NY, 10024 USA	50,000

Strathmere and Associates	468 Pleasant Park Road, Ottawa Ontario K1H 5N1 Canada	250,000

Podar Infotech Ltd.	Podar Chambers, 4th Fl, 109 S.A.Brelvi Road, Fort, Mumbai 400 001. India	100,000

Business Development Consultants	5580 La Jolla Blvd. #34, La Jolla, CA 92037 USA	250,000

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 504 and 506 promulgated under the Securities Act and in Section 4(2) and in reliance upon Regulation S of the Securities Act, based on the following: (a) the investors confirmed to us that they were "accredited investors," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended December 31, 2006.

Item 5. Other Information

There is no information with respect to which information is not otherwise called for by this form.

Item 6. Exhibits

A. Exhibits:

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

By: /s/ George Metrakos
Name: George Metrakos
Title: Chief Executive Officer

February 20, 2007

By: /s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer

February 20, 2007