Form 10QSB/A
period 2006-12-31
Teliphone Corp
filed 2007-05-10
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

As of May 10, 2007, there were 33,525,014 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes   ☐    No  ☐

TELIPHONE CORP.

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB/A. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of December 31, 2006 (Restated)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2006 (Restated) and 2005	F-2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 (Restated) and 2005	F-3

Notes to Condensed Consolidated Financial Statements Teliphone Corp. (Unaudited) (Restated)	F-4

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006 (RESTATED)
(UNAUDITED)

ASSETS

US$

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	21,138
Investment tax credit receivable	14,075
Inventory	17,697
Prepaid expenses and other current assets	115,047

Total Current Assets	167,957

Fixed assets, net of depreciation	79,697

TOTAL ASSETS	$247,654

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$9,352
Deferred revenue	10,007
Related party loans and advance	564,844
Accounts payable and accrued expenses	106,901

Total Current Liabilities	691,104

Total Liabilities	691,104

Minority interest	115,677

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,014 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,468,308)
Accumulated other comprehensive income (loss)	(22,529)

Total Stockholders' (Deficit)	(559,127)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$247,654

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDESNED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005
(UNAUDITED)

	US $
	2006	2005
	(RESTATED)
OPERATING REVENUES
Revenues	$129,234	$87,011

COST OF SALES
Inventory, beginning of period	11,034	32,468
Purchases and cost of VoIP services	109,267	121,430
Inventory, end of period	(17,697)	(51,652)
Total Cost of Sales	102,604	102,246

GROSS PROFIT (LOSS)	26,630	(15,235)

OPERATING EXPENSES
Selling and promotion	961	1,869
Professional and consulting fees	9,181	12,334
Salaries and wages	38,807	19,080
Other general and administrative expenses	12,176	4,887
Depreciation	22,105	12,583
Total Operating Expenses	83,230	50,753

LOSS BEFORE OTHER INCOME (EXPENSE)	(56,600)	(65,988)

OTHER INCOME (EXPENSE)
Interest expense	(10,987)	(1,671)
Total Other Income (Expense)	(10,987)	(1,671)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(67,587)	(67,659)
Minority interest	14,003	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(53,584)	(67,659)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(53,584)	$(67,659)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,113,900	31,089,520

COMPREHENSIVE INCOME (LOSS)
Net loss	$(53,584)	$(67,659)
Other comprehensive income (loss)
Currency translation adjustments	(54)	2,090
Comprehensive income (loss)	$(53,638)	$(65,569)

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005
(UNAUDITED)

	US$
	2006	2005
	(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,584)	$(67,659)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	22,105	12,583

Changes in assets and liabilities
Decrease in accounts receivable	4,899	4,743
Decrease in investment tax credit receivable	601	44
(Increase) in inventory	(6,663)	(19,184)
Decrease in prepaid expenses and other current assets	10,232	2,106
Increase in deferred revenue	1,717	-
(Decrease) in accounts payable and
and accrued expenses	(48,127)	(11,844)
Total adjustments	(15,236)	(11,552)

Net cash (used in) operating activities	(68,820)	(79,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(4,618)	(11,314)

Net cash (used in) investing activities	(4,618)	(11,314)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	1,685	(2,058)
Proceeds from loan payable, net	-	43,330
Proceeds from loan payable - related parties, net	84,189	47,163

Net cash provided by financing activities	85,874	88,435

Effect of foreign currency transalation	(12,436)	2,090

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$1,099	$1,671

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$165,000	$-

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(RESTATED)

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
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $53,584 and $67,659 for the three months ended December 31, 2006 and 2005, and has a working capital deficiency of $523,147 as of December 31, 2006. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
(RESTATED)

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
(RESTATED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2006 and 2005, the Company recorded approximately ($54) and $2,090 in transaction gains (losses) as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"). When the Company emerged from the development stage with the acquisition of Teliphone Inc. they began to recognize revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

VoIP Telephony Services Revenue

The Company realizes VoIP telephony services revenue through sales by two distinct channels; the Retail Channel (Customer purchases their hardware from a Retail Distributor and the Company invoices the customer direct) and the Wholesale Channel (Customer purchases their hardware from the Wholesaler and the Company invoices the Wholesaler for usage by the Wholesaler’s customers collectively).

Substantially all of the Company's operating revenues are telephony services revenue, which is derived primarily from monthly subscription fees that customers are charged under the Company's service plans. The Company also derives telephony services revenue from per minute fees for international calls and for any calling minutes in excess of a customer's monthly plan limits.

Retail Channel

Monthly subscription fees are automatically charged to customers' credit cards in advance and are recognized over the following month when services are provided.

Revenue generated from international calls and from customers exceeding allocated call minutes under limited minute plans is charged to the customer’s credit cards in advanced in small increments and are recognized over the following month when the services are provided.

The Company generates revenues from shipping equipment direct to customers and our re-seller partners. This revenue is considered part of the VoIP service revenues.

The Company does not charge initial activation fees associated with the service contracts in the Retail Channel. The Company generates revenues from disconnect fees associated with early termination of service contracts with Retail Customers. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed.

Prior to September 30, 2006 the Company generally charged a disconnect fee to Retail customers who did not return their customer equipment to the Company upon disconnection of service if the disconnection occurred within the term of the service contract. On October 1, 2006, the Company changed its disconnect policy. Upon cancellation of the service, a disconnect fee is charged only if the customer does not return their equipment to the Company. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed and are recognized upon receipt of the fee.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Wholesale Channel

Monthly subscription fees are invoiced to Wholesale customers at the end of the month for the entirety of the services delivered during the month. Revenue for this period is therefore recognized at the time the Wholesaler is billed.

The Company generates revenue from initial activation fees associated with wholesale service contracts. These fees are included in service revenue as they are considered part of the service component when the service is delivered or performed and are recognized upon receipt of the fee.

There is no disconnection fee associated with a wholesale customer.

The Company generates revenues from shipping equipment direct to wholesale customers. This revenue is considered part of the VoIP service revenues.

Customer Equipment

Retail Channel

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the retailer. The Company recognizes this revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables”.

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

The Company also provides rebates to retail customers who purchase their customer equipment from retailers and satisfy minimum service period requirements. These rebates are recorded as a reduction of revenue over the minimum service period based upon the actual rebate coupons received from customers and whose accounts are in good standing.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Wholesale Channel

For wholesale customers, the equipment is sold to wholesalers at the Company’s cost price plus mark-up. There are no rebates for equipment sold to wholesale customers and the Company does not subsidize their equipment sales. The Company recognizes revenue from sales of equipment to wholesale customers as billed.

Commissions Paid to Retail Distributors

Commissions paid to Retail Distributors are sales and marketing expenses and are recognized during the period where the commissions are paid.

Commissions Paid to Wholesalers

Commissions paid to wholesalers is recognized as a cost of sales due to the Company receiving an identifiable benefit in exchange for the consideration, and the Company can reasonably estimate the fair value of the benefit identified. The Company receives the following identifiable benefit in exchange for the commissions paid:

•	The Wholesaler assumes the cost of billing and collections direct with the customer
•	The Wholesaler assumes the costs of customer support

This cost of sale is recognized when the service is provided to the Wholesaler. Should the consideration paid by the Company exceed the fair value of the benefit received, that amount would be reflected as a reduction of revenue when recognized in the Company’s statement of operation.

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005

Net loss	$(53,584)	$(67,659)

Weighted-average common shares
Outstanding (Basic)	33,113,900	31,089,520

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,113,900	31,089,520

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements (Continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recent Accounting Pronouncements (Continued)

This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 3- FIXED ASSETS

Fixed assets as of December 31, 2006 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,146
Computer equipment	3	163,405
Vehicles	5	21,634

		186,185
Less: accumulated depreciation		106,488
Property and equipment, net		$79,697

There was $22,105 and $12,583 charged to operations for depreciation expense for the three months ended December 31, 2006 and 2005, respectively.

The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporation's use of the Company’s VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4 - RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the three months ended December 31, 2006 was $9,000 on this loan. Accrued interest on this loan as of December 31, 2006 is $15,000.

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
(RESTATED)

NOTE 4- RELATED PARTY LOANS (CONTINUED)

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of December 31, 2006, the Company has $33,149 outstanding with an officer, with interest expense of $534 for the three months ended December 31, 2006, and accrued interest on that amount of $3,714 as of December 31, 2006. There were no amounts outstanding during the three months ended December 31, 2005. As the amount is due on demand, the Company has classified the loan as a current liability.

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 9- PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$499,225

Valuation allowance	(499,225)

$ -	-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $1,468,308, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

NOTE 10- RESTATEMENT OF FINANCIAL STATEMENTS

The condensed consolidated financial statements have been restated to correct an error in the treatment of a computer equipment operating lease which was originally treated as a capital lease. The statements have also been restated to correct an error in calculation of interest on loans payable from an officer of the company. The statements have also been restated to correct an error where the purchase of computer equipment was classified incorrectly as a purchase of VoIP services.

The restatement adjusted the following line items:

Accounts receivable, net previously reported	$20,813
Adjustment	$325
Accounts receivable, as restated	$21,138

Fixed Assets, net of depreciation previously reported	$99,003
Adjustment	($19,306)
Fixed Assets, net of depreciation, as restated	$79,697

Accounts payable and accrued expenses, previously reported	$108,248
Adjustment	$2,654
Accounts payable and accrued expenses, as restated	$110,902

Related party loans and advances, previously reported	$560,816
Adjustment	$27
Related party loans and advances, as restated	$560,843

Current portion of obligation under capital lease, previously reported	$11,323
Adjustment	($11,323)
Current portion of obligation under capital lease, as restated	$0

Obligations under capital lease, net of current maturities, previously reported	$10,755
Adjustment	($10,755)
Obligations under capital lease, net of current maturities, as restated	$0

Minority interest (Balance sheet), previously reported	$115,570
Adjustment	$107
Minority interest (Balance sheet), as restated	$115,677

Accumulated deficit, previously reported	($1,468,627)
Adjustment	$319
Accumulated deficit, as restated	($1,468,308)

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2006 AND 2005
(RESTATED)

Purchases and cost of VoIP services, previously reported	$107,466
Adjustment	$1,801
Purchases and cost of VoIP services, as restated	$109,267

Depreciation, previously reported	$23,901
Adjustment	($1,796)
Depreciation, as restated	$22,105

Interest expense, previously reported )	($11,365
Adjustment	$378
Interest expense, as restated	($10,987)

Minority interest (St of Operations), previously reported	$14,111
Adjustment	($108)
Minority interest (St. of Operations), as restated	$14,003

Currency translation adjustments, previously reported	($1,675)
Adjustment	$1,621
Currency translation adjustments, as restated	($54)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB/A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2006 Annual Report on Form 10-KSB.

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

History

We were incorporated in Nevada under the name “OSK CAPITAL II CORP” in 1999. In April of 2005, we effectuated a merger and re-organization with Teliphone Inc., a Canadian Internet Telecommunications (VoIP or “Voice-Over-Internet-Protocol”) Company. Teliphone Inc. is now a majority-owned subsidiary of our company and as such, our revenues are derived primarily from the sale of telecommunications services to retail clients.

The following trends have lead Management to believe that an enormous window of opportunity exists to enter the Retail Telecommunications Market:

•	Broadband Internet (also know as “High Speed Internet”) has become more prevalent worldwide and therefore the number of people looking to use Internet-based telecommunications services is increasing.
•	In today’s technology-driven society, consumers are constantly looking for innovative ways to reduce the costs for their telecommunications needs without sacrificing ease-of-use and convenience
•
The Internet has become the defacto standard for use by consumers to seek information, and as a result, the quantity of internet web site viewing has increased, producing opportunities for generating advertising revenues from the usage by consumers of a website.

The development of our Teliphone VoIP service permits us to sell telecommunications services to consumers who have a broadband internet connection. The service’s innovative calling features permit these consumers to benefit from our value-added services such as enhanced voice-mail and international call forwarding services while reducing the cost of their telecommunications services compared with traditional residential and mobile phone charges.

The development of our callona.com website seeks to attract consumers on the internet who will look to utilize our web-based communications services, which will permit us to generate advertising and promotional revenues from other companies looking to advertise and promote their products to our callona.com users.

Since we launched our Teliphone services, we incurred costs principally related to the development of our proprietary software, acquisition of telecommunications and computer hardware and the rental fees associated with having voice channels that were part of the public switched telephone network (PSTN), which permits our customers to make phone calls from their Teliphone device direct to any other phone number, be it a cellular-mobile phone or traditional wireline phone anywhere in the world. We have not yet officially launched our callona.com service, which has been in a prototype stage since the end of 2006. Since inception, we have invested approximately 1.5M$ to build our technology and market our products.

We initially marketed our Teliphone services at one re-seller’s retail store in downtown Montreal, which has now expanded to sales points across the Central Canadian provinces of Ontario and Quebec, along with regions in India. We utilize our website, www.teliphone.us to sell to consumers in the USA.

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

The Company has incurred recurring losses of $53,584 and $67,659 for the three months ended December 31, 2006 and 2005, and has a working capital deficiency of $523,147 as of December 31, 2006. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. Accordingly, ou r auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Three Months Ended December 31, 2006 Compared to Three Months
Ended December 31, 2005

The Company's condensed consolidated balance sheet as of the three months ended December 31, 2006, had assets consisting of accounts receivable in the amount of $21,138, income tax receivable (Canadian Research and Development Tax Credits) of $14,075, inventory of $17,697 and prepaid expenses of $115,047, fixed assets of $79,697, but no cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of ended December 31, 2006 reflects an accumulated deficit of ($1,468,308) and a stockholders' deficit of ($559,127).

The Company recorded sales of $129,234 for the three months ended December 31, 2006 as compared to $87,011 for the three months ended December 31, 2005. The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $102,604 for the three months ended December 31, 2006 as compared to $102,246 for the three months ended December 31, 2005, primarily as a consequence, in spite of an increase of sales, of a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.

The Company's aggregate operating expenses were $83,230 for the three months ended December 31, 2006 as compared to $50,753 for the three months ended December 31, 2005. In particular, there was a decrease in Selling and Promotion expenses from $1,869 to $961 as the company reduced its purchasing of promotional media and sales travel as it concentrated its sales in its local market. There was an increase in Salaries and Wages from $19,080 to $38,807 as the Company began to pay its subsidiary President as an employee instead of a consultant from June 2006 onwards and the Company hired an additional Research and Development employee in June of 2006. There was a decrease in Professional and Consulting fees from $12,334 to $9,181 attributed to a reduction of legal and compliance fees for the period. There was an increase in General and Administrative Expenses from $4,887 to $12,176 due to increased expenditures associated with the move of the company from its offices within the Company founder’s basement and its offices in downtown Montreal. There was an increase in Depreciation Expenses from $12,583 to $22,105 attributed to the acquisition of additional computer equipment during the period.

The Company had a net loss of for the three months ended December 31, 2006 of ($53,638) as compared to ($65,569) for the three months ended December 31, 2005, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, however, has identified certain limitations in specific critical controls in their accounting system which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

•	Lack of dedicated resources to track and keep records of supplier invoices on a daily basis

•	Lack of dedicated resources to track and keep records of daily disbursements against these invoices

•	Surplus accounting entries required to track intercompany expenses, post spin-off of the Company from its former parent company

•	Lack of a dedicated resource person to oversee daily record keeping

Management will look to dedicate resources to these tasks in the coming months in order to accelerate the reporting of our financial statements.  This resource dedication will result in the Company incurring additional costs which will affect the Company’s profitability going forward.  The Company's management anticipates that these costs will be up to $50,000 per year in order to maintain compliance with timely financial reporting requirements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended December 31, 2006. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of September 30, 2006.

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

By: /s/ George Metrakos
Name: George Metrakos
Title: Chief Executive Officer

May 10, 2007

By: /s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer

May 10, 2007