Form 10QSB
period 2007-03-31
Teliphone Corp
filed 2007-05-14
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51151

TELIPHONE CORP
(Name of small business issuer in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes ☐   No  ☒

As of May 14, 2007, there were 33,525,014 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

TELIPHONE CORP.

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of March 31, 2007	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2007 and 2005	F-2

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended March 31, 2007 and 2005	F-3

Notes to Condensed Consolidated Financial Statements Teliphone Corp. (Unaudited)	F-4

TELIPHONE CORP
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

US$

ASSETS

Current Assets:
Cash and cash equivalents	$-
Accounts receivable, net	3,726
Investment tax credit receivable	14,207
Inventory	10,996
Prepaid expenses and other current assets	111,967

Total Current Assets	140,896

Fixed assets, net of depreciation	64,373

TOTAL ASSETS	$205,269

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$17,160
Deferred revenue	23,127
Related party loans and advances	566,765
Accounts payable and accrued expenses	132,986

Total Current Liabilities	740,038

Total Liabilities	740,038

Minority interest	97,689

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,014 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,542,171)
Accumulated other comprehensive income (loss)	(21,997)

Total Stockholders' (Deficit)	(632,458)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$205,269

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	US $		US $
	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2007	2006	2007	2006

OPERATING REVENUES
Revenues	$290,515	$194,729	$161,281	$107,718

COST OF SALES
Inventory, beginning of period	11,034	32,468	17,697	51,652
Purchases and cost of VoIP services	226,641	194,385	117,376	76,088
Inventory, end of period	(10,996)	(20,014)	(10,996)	(20,014)
Total Cost of Sales	226,679	206,839	124,077	107,726

GROSS PROFIT (LOSS)	63,836	(12,110)	37,204	(8)

OPERATING EXPENSES
Selling and promotion	6,714	18,814	5,753	16,945
Professional and consulting fees	24,291	39,231	15,110	26,897
Salaries and wage levies	107,651	57,855	68,844	38,775
Other general and administrative expenses	22,795	22,044	10,618	17,157
Depreciation	37,939	21,238	15,833	8,655
Total Operating Expenses	199,390	159,182	116,158	108,429

LOSS BEFORE OTHER INCOME (EXPENSE)	(135,554)	(171,292)	(78,954)	(108,437)

OTHER INCOME (EXPENSE)
Interest expense	(23,831)	(6,753)	(12,844)	(5,082)
Total Other Income (Expense)	(23,831)	(6,753)	(12,844)	(5,082)

NET LOSS BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	(159,385)	(178,045)	(91,798)	(113,519)
Minority interest	31,991	-	17,988	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(127,394)	(178,045)	(73,810)	(113,519)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(127,394)	$(178,045)	$(73,810)	$(113,519)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,314,673	31,089,520	33,554,014	31,089,520

COMPREHENSIVE INCOME (LOSS)
Net loss	$(127,394)	$(178,045)	$(73,810)	$(113,519)
Other comprehensive income (loss)
Currency translation adjustments	(1,053)	(247)	532	(2,337)
Comprehensive income (loss)	$(128,447)	$(178,292)	$(73,278)	$(115,856)

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,394)	$(178,045)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	37,939	21,238
Minority interest	(31,991)	-

Changes in assets and liabilities
Decrease in accounts receivable	21,152	18,569
Decrease in investment tax credit receivable	-	73
(Increase) decrease in inventory	(281)	12,454
Decrease in prepaid expenses and other current assets	9,303	3,176
Increase in deferred revenue	15,093	-
(Decrease) in accounts payable and
and accrued expenses	(18,858)	(46,266)
Total adjustments	32,357	9,244

Net cash (used in) operating activities	(95,037)	(168,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(4,618)	(11,008)

Net cash (used in) investing activities	(4,618)	(11,008)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	9,733	3,225
Proceeds from loan payable, net	-	43,403
Proceeds from loan payable - related parties, net	90,408	133,428

Net cash provided by financing activities	100,141	180,056

Effect of foreign currency transalation	(486)	(247)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$7,291	$6,753

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$165,000	$-

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $127,394 and $178,045 for the six months ended March 31, 2007 and 2006, and has a working capital deficiency of $599,142 as of March 31, 2007. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended March 31, 2007 and 2006, the Company recorded approximately ($1,053) and ($247) in transaction gains (losses) as a result of currency translation.

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
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $4,472 at March 31, 2007.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $14,207 in investment tax credits as of March 31, 2007.

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
MARCH 31, 2007 AND 2006

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended March 31, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

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
MARCH 31, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2007	2006

Net loss	$(127,394)	$(178,045)

Weighted-average common shares
Outstanding (Basic)	33,314,673	31,089,520

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,314,673	31,089,520

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended March 31, 2006 to conform with the March 31, 2007 presentation. These reclassifications had no effect on the net loss for the six months ended March 31, 2006.

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
MARCH 31, 2007 AND 2006

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
MARCH 31, 2007 AND 2006

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

NOTE 3- FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,157
Computer equipment	3	164,929
Vehicles	5	21,836

		187,922
Less: accumulated depreciation		123,549
Property and equipment, net		$64,373

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 3- FIXED ASSETS (CONTINUED)

There was $37,939 and $21,238 charged to operations for depreciation expense for the six months ended March 31, 2007 and 2006, respectively.

The Company had acquired assets of a related entity in April 2005, United American Corporation that related to United American Corporation's use of the Company’s VoIP services. These assets, included in fixed assets amounted to $104,500.

NOTE 4- RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the six months ended March 31, 2007 was $18,000 on this loan. Accrued interest on this loan as of March 31, 2007 is $24,000.

In addition, there are approximately $129,975 of non-interest bearing advances that were incurred in August and September 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 4- RELATED PARTY LOANS (CONTINUED)

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of March 31, 2007, the Company has $37,709 including accrued interest outstanding with an officer. The Company has recorded interest expense of approximately $1,040 for the six months ended March 31, 2007. There were no amounts outstanding during the three months ended March 31, 2006. As the amount is due on demand, the Company has classified the loan as a current liability.

As of March 31, 2007, the Company has $48,791 including accrued interest outstanding with shareholders. Interest expense for the six months ended March 31, 2007 and 2006 were approximately $800 and $900, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

As of March 31, 2007, the Company has $7,618 including accrued interest outstanding with a company controlled by an officer of the Company. The Company has recorded interest expense of approximately $250 for the six months ended March 31, 2007. There were no amounts outstanding during the six months ended March 31, 2006. As the amounts are due on demand, the Company has classified them as current liabilities.

As of March 31, 2007, the Company has $43,305 outstanding with a company controlled by an officer of the Company with interest expense of $1,540 for the six months ended March 31, 2007. There is $1,540 of interest accrued as of March 31, 2007. There were no amounts outstanding during the six months ended March 31, 2006. As the amounts are due on demand, the Company has classified them as current liabilities.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 6- COMMITMENTS (CONTINUED)

On August 23, 2005, The Company’s subsidiary Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company’s products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments. No payments have been made or accrued as of March 31, 2007. Podar’s distribution channel has begun to bring revenues into the Company which are listed as VoIP service revenues. As a result, commissions are being paid to Podar at rates of 25%.

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
MARCH 31, 2007 AND 2006

NOTE 7- AGREEMENT - INTELCO COMMUNICATIONS

Teliphone Inc., a majority-owned subsidiary of the Company, 3901823 Canada Inc., the holding company of Intelco Communications (“3901823”), and Intelco Communications (“Intelco”) entered into an agreement (the “Agreement”) on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 in exchange for office rent, use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006 and repaid in December 2006.

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

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through March 31, 2007 has not used the $12,000 (CDN$) per month. As of March 31, 2007, the balance remaining in the prepaid expense for Intelco is $129,277 (CDN$) or $111,967 (US$). Should Teliphone Inc. utilize more service from Intelco, the appropriate number of additional shares that Intelco will be issued will be provided under the agreement.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 8- STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2007, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,014 shares issued and outstanding as of March 31, 2007.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006

NOTE 9- PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$524,338

Valuation allowance	(524,338)

$-

At March 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $1,542,171, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

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

The Company has incurred recurring losses of $127,394 and $178,045 for the six months ended March 31, 2007 and 2006, and has a working capital deficiency of $599,142 as of March 31, 2007. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital. Accordingly, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The Company's condensed consolidated balance sheet as of the three months ended March 31, 2007, had assets consisting of accounts receivable in the amount of $3,726, income tax receivable (Canadian Research and Development Tax Credits) of $14,207, inventory of $10,996 and prepaid expenses of $111,967, fixed assets of $64,373, but no cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of the period ended March 31, 2007 reflects an accumulated deficit of ($1,542,171) and a stockholders' deficit of ($632,458).

The Company recorded sales of $290,515 for the six months ended March 31, 2007 as compared to $194,729 for the six months ended March 31, 2006. The Company recorded sales of $161,281 for the three months ended March 31, 2007 as compared to $107,718 for the three months ended March 31, 2006. The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $226,679 for the six months ended March 31, 2007 as compared to $194,729 for the six months ended March 31, 2006, primarily as a consequence of increased sales, as well as a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand. For the same reasons, the Company's cost of sales were $124,077 for the three months ended March 31, 2007 as compared to $107,726 for the three months ended March 31, 2006

The Company's aggregate operating expenses were $199,390 for the six months ended March 31, 2007 as compared to $169,182 for the six months ended March 31, 2006. In particular, there was a decrease in Selling and Promotion expenses from $18,814 to $6,714 as the company reduced its purchasing of promotional media and sales travel as it concentrated its sales in its local market. There was an increase in Salaries and Wages from $57,855 to $107,651 as the Company began to pay its subsidiary President as an employee instead of a consultant from June 2006 onwards and the Company hired an additional Research and Development employee in June of 2006. There was a decrease in Professional and Consulting fees from $39,131 to $24,291 attributed to a reduction of legal and compliance fees for the period as well as the reduction of requirements for paying consultants to do the technical work on our equipment that our employees can now perform themselves. There was an increase in General and Administrative Expenses from $22,044 to $22,795 due to increased expenditures associated with the move of the company from its offices within the Company founder’s basement and its offices in downtown Montreal. There was an increase in Depreciation Expenses from $21,238 to $37,939 attributed to the acquisition of additional computer equipment during the period.

The Company had a net loss for the six months ended March 31, 2007 of ($127,394) as compared to ($178,045) for the six months ended March 31, 2006, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market. The Company had a net loss for the three month period ending March 31, 2007 of ($73,810) compared to ($113,519) for the same period last year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2007. The Company has adopted SFAS 151 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2007. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the quarter ended June 30, 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, however, has identified certain limitations in specific critical controls in their accounting system which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended March 31, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-QSB as of March 31, 2007.

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

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended March 31, 2007.

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

May 14, 2007

By: /s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer

May 14, 2007