Form 10QSB
period 2007-06-30
Teliphone Corp
filed 2007-08-13
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission file number 000-51151

TELIPHONE CORP
(Name of small business issuer in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

(Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of August 13, 2007, there were 33,525,014 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

TELIPHONE CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2007.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006

TELIPHONE CORP
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

US$
ASSETS
Current Assets:
Cash and cash equivalents	$14,256
Accounts receivable, net	42,695
Investment tax credit receivable	15,396
Inventory	8,069
Prepaid expenses and other current assets	116,637

Total Current Assets	197,053

Fixed assets, net of depreciation	52,349

TOTAL ASSETS	$249,402

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$21,604
Related party loans and advances	622,736
Accounts payable and accrued expenses	164,475

Total Current Liabilities	808,815

Total Liabilities	808,815

Minority interest	97,153

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,014 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,558,186)
Accumulated other comprehensive income (loss)	(30,090)

Total Stockholders' (Deficit)	(656,566)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$249,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	US $		US $
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

OPERATING REVENUES
Revenues	$474,145	$290,723	$183,630	$95,994

COST OF SALES
Inventory, beginning of period	11,034	32,468	10,996	20,014
Purchases and cost of VoIP services	348,058	279,470	121,417	85,083
Inventory, end of period	(8,069)	(15,862)	(8,069)	(15,862)
Total Cost of Sales	351,023	296,076	124,344	89,235

GROSS PROFIT (LOSS)	123,122	(5,353)	59,286	6,759

OPERATING EXPENSES
Selling and promotion	9,426	24,416	2,713	5,601
Professional and consulting fees	29,574	47,710	5,283	8,480
Salaries and wage levies	128,947	104,664	21,296	46,809
Other general and administrative expenses	33,774	39,970	10,978	11,432
Depreciation	54,831	33,602	16,893	12,364
Total Operating Expenses	256,552	250,362	57,163	84,686

GAIN (LOSS) BEFORE OTHER INCOME	(133,430)	(255,715)	2,123	(77,927)

OTHER INCOME (EXPENSE)
Loss on disposal of assets	-	(1,654)	-	(1,654)
Interest expense	(42,506)	(648)	(18,675)	(391)
Total Other Income (Expense)	(42,506)	(2,302)	(18,675)	(2,045)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(175,936)	(258,017)	(16,552)	(79,972)
Minority interest	32,527	-	537	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(143,409)	(258,017)	(16,015)	(79,972)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(143,409)	$(258,017)	$(16,015)	$(79,972)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,394,453	31,089,520	33,554,014	31,089,520

COMPREHENSIVE INCOME (LOSS)
Net loss	$(143,409)	$(258,017)	$(16,015)	$(79,972)
Other comprehensive income (loss)
Currency translation adjustments	(9,146)	(36,641)	(8,093)	(36,394)
Comprehensive income (loss)	$(152,555)	$(294,658)	$(24,108)	$(116,366)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,409)	$(258,017)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	54,831	33,602
Loss on dispoosal of assets	-	1,654
Minority interest	(32,528)	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(15,721)	37,293
(Increase) in investment tax credit receivable	-	(689)
Decrease in inventory	3,327	16,606
Decrease in prepaid expenses and other current assets	15,806	12,479
Increase in deferred revenue	12,122	-
Increase (decrease) in accounts payable and
and accrued expenses	3,148	(85,527)
Total adjustments	40,985	15,418

Net cash (used in) operating activities	(102,424)	(242,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(4,618)	(6,394)

Net cash (used in) investing activities	(4,618)	(6,394)

CASH FLOWS FROM FINANCING ACTIVITES
(Decrease) in bank overdraft	(7,554)	(4,452)
Proceeds from loan payable, net	-	52,554
Proceeds from loan payable - related parties, net	130,967	237,532

Net cash provided by financing activities	123,413	285,634

Effect of foreign currency transalation	(2,115)	(36,641)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	14,256	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,256	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$15,506	$6,753

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$165,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $143,409 and $258,017 for the nine months ended June 30, 2007 and 2006, and has a working capital deficiency of $611,762 as of June 30, 2007.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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
JUNE 30, 2007 AND 2006

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended June 30, 2007 and 2006, the Company recorded approximately ($9,146) and ($36,641) in transaction gains (losses) as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"), EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", and EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”. When the Company emerged from the development stage with the acquisition of Teliphone Inc. they began to recognize revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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

Prior to March 31, 2007 the Company generally charged a disconnect fee to Retail customers who did not return their customer equipment to the Company upon disconnection of service if the disconnection occurred within the term of the service contract. On April 1, 2007, the Company changed its disconnect policy. Upon cancellation of the service, no disconnection fee is charged and there is no refund issued to the customer for any portion of the unused services as before.  The customer’s service termination date becomes the next anniversary date of its billing cycle.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

This accounting is consistent with the rules set forth in SAB 104 Section A(4)(a) since there are no rights of returns or refunds that exist for the customer other than a standard 30-day money-back guarantee.  In the event of a return within the 30 day guarantee period, the hardware is refunded in its entirety.  This accounting is also consistent with FASB Statement 48 on “Revenue Recognition When Right of Return Exists” which allows for equipment revenue to be recognized at the time of sale since there no longer exists a right of return after the 30 day period.

Wholesale Channel

Monthly subscription fees are invoiced to Wholesale customers at the end of the month for the entirety of the services delivered during the month.  Revenue for this period is therefore recognized at the time the Wholesaler is billed.

The Company recognizes this revenue utilizing the guidance set forth in EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables".  For the Wholesale channel, the activation fee is recognized as deferred revenue, and amortized over the length of the service agreement. If the service is terminated within the term of the service agreement, the deferred revenue is fully amortized.  This accounting is consistent with Question 1 of Section A(3)(f) of SAB 104 because the up-front fee is not in exchange for products delivered or services performed that represent the culmination of a separate earnings process, and hence the deferral of revenue is appropriate.

There is no disconnection fee associated with a wholesale customer.

The Company generates revenues from shipping equipment direct to wholesale customers. This revenue is considered part of the VoIP service revenues.

Customer Equipment

Retail Channel

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the retailer.  The Company recognizes this revenue utilizing the guidance set forth in EITF 00-21, “Revenue Arrangements with Multiple Deliverables” and EITF Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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

Commissions Paid to Retail Distributors

Commissions paid to Retail Distributors are based on the recurring revenues recorded by the company and incurred in the period where the revenue is recognized and paid by the company to the retail Distributor in the following month.  These commissions are recorded as cost of sales as they are directly related to the revenue acquired and are not considered a sales and marketing expense.  These commissions are payable based on the Distributor’s servicing of the customer on an on-going basis.  This accounting is consistent with EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.”

Commissions Paid to Wholesalers

The Company recognizes this revenue utilizing the guidance set forth in EITF Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  The Company is receiving identifiable benefits from the Wholesaler (billing and customer support) in return for the allowance.  These benefits are sufficiently separable from the Wholesaler’s purchase of the Company’s hardware and services.  The fair value of those benefits can be reasonably estimated and therefore the excess consideration is characterized as a reduction of revenue on the Company’s Statement of Operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $4,846 at June 30, 2007.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $15,396 in investment tax credits as of June 30, 2007.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles – 3 years, computer equipment – 3 years, and furniture and fixtures – 5 years.

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
JUNE 30, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2007	2006

Net loss	$(143,409)	$(258,017)

Weighted-average common shares
Outstanding (Basic)	33,394,453	31,089,520

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,394,453	31,089,520

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended June 30, 2006 to conform with the June 30, 2007 presentation. These reclassifications had no effect on the net loss for the nine months ended June 30, 2006.

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
JUNE 30, 2007 AND 2006

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

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

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,157
Computer equipment	3	164,929
Vehicles	5	21,836

		187,922
Less: accumulated depreciation		135,573
Property and equipment, net		$52,349

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 3-	FIXED ASSETS (CONTINUED)

There was $54,831 and $33,602 charged to operations for depreciation expense for the nine months ended June 30, 2007 and 2006, respectively.

The Company had acquired assets of a now related entity in April 2005, United American Corporation (UAC).  UAC was the founder of Teliphone Inc., the Company’s majority-owend subsidiary.  This equipment was part of the initial investment made by UAC in Teliphone Inc.  These assets, included in fixed assets amounted to $104,500.

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the nine months ended June 30, 2007 was $27,000 on this loan. Accrued interest on this loan as of June 30, 2007 is $33,000.

In addition, there are approximately $135,756 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of June 30, 2007, the Company has $38,483 including accrued interest outstanding with an officer. The Company has recorded interest expense of approximately $1,040 for the nine months ended June 30, 2007. There were no amounts outstanding during the nine months ended June 30, 2006. As the amount is due on demand, the Company has classified the loan as a current liability.

As of June 30, 2007, the Company has $102,199 including accrued interest outstanding with shareholders. Interest expense for the nine months ended June 30, 2007 and 2006 were approximately $1,065 and $1,100, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

As of June 30, 2007, the Company has $8,400 including accrued interest outstanding with a company controlled by an officer of the Company. The Company has recorded interest expense of approximately $375 for the nine months ended June 30, 2007.  There were no amounts outstanding during the nine months ended June 30, 2006. As the amounts are due on demand, the Company has classified them as current liabilities.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 5-	CONVERTIBLE DEBENTURES

On August 11, 2005, the Company entered into 10% Convertible Debentures (the “Debentures”) with various individuals. The Debentures had a maturity date of August 11, 2008, and incurred interest at a rate of 10% per annum.

The Debentures can either be paid to the holders on August 11, 2008 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately proceeding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc. The holder agrees that it shall not convert the Debentures prior to August 12, 2005, if on a conversion date the closing price of the common stock on any of the five (5) trading days   immediately proceeding the applicable conversion date is $.50 per share or less. The Company’s stock was not trading on a Principal Market as of August 12, 2005, and therefore the holders all converted their debentures at $.50 per share. The total Debentures issued by the Company was $331,760 and the Company issued 663,520 shares of common stock in conversion of the debentures. The convertible debentures met the definition of hybrid instruments, as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value. There was no derivative liability recognized due to the conversion of the debenture into shares of common stock at the time the debenture agreement was entered into.

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
JUNE 30, 2007 AND 2006

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 7-	AGREEMENT – INTELCO COMMUNICATIONS

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

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through June 30, 2007 has not used the $12,000 (CDN$) per month. As of June 30, 2007, the balance remaining in the prepaid expense for Intelco is $124,267 (CDN$) or $116,637 (US$).  Teliphone Inc. is currently negotiating with Intelco as to how the credit position is to be treated going forward.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2007, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,014 shares issued and outstanding as of June 30, 2007.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$529,783

Valuation allowance	(529,783)

$-

At June 30, 2007, the Company had a net operating loss carryforward in the approximate amount of $1,558,186, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2007 and 2006 is summarized as follows:

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

History

Teliphone Corp was incorporated in the State of Nevada on March 2, 1999 under the name "OSK Capital II Corp." to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company. On August 21, 2006, we changed our name from OSK Capital II Corp. to Teliphone Corp.

As a result of the merger and re-organization, Teliphone Inc. became our wholly owned subsidiary and we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the NASD OTCBB under the symbol UAMA.

The merger and re-organization of April 28, 2005 was a business combination between Teliphone Inc. and OSK Capital II Corp. As a result, Teliphone Inc. became a wholly-owned subsidiary of OSK Capital II Corp.

The Principal terms of the combination were that a recapitalization occurred as a result of the reverse merger. The shareholder's equity of OSK Capital II Corp. became that of Teliphone Inc. Original shareholders of OSK Capital II Corp. maintained their shareholdings of OSK Capital II Corp. and new treasury shares of OSK Capital II Corp. were issued to shareholders of Teliphone Inc

On July 14th, 2006 the Company entered into a Letter of Intent with 3901823 Canada Inc. ("3901823") whereby Teliphone Inc. will issue 3901823 new shares from its treasury such that 3901823 will become a 25% owner of our subsidiary Teliphone Inc. in return for additional investment in the company. As a result of this transaction, Teliphone Inc. remains a majority-owned subsidiary of the Company. The Company does not have any other subsidiaries.

On October 30, 2006, United American Corporation spun off their share position in our Company through the pro rata distribution of their 25,737,956 shares to their shareholders. Although there were no contractual obligations on the part of the company or United American Corporation, this spin off was part of a long term strategy of United American Corporation.

History of Key Agreements

At the time of the merger and re-organization, the Company, through its subsidiary Teliphone Inc., was able to offer its services to customers in Canada only. This was achieved through the signing of a retail distribution agreement on March 1, 2005, with BR Communications Inc. ("BR") for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, BR was granted the exclusive right to distribute Teliphone Inc.’s VoIP services via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec for a 5 year term. The agreement includes a commitment by Teliphone Inc. to pay BR 25% of the recurring revenues derived from clients in the territory. BR then utilizes this 25% to distribute a portion of the recurring revenues to their base of re-sellers. Teliphone Inc. provides the hardware necessary for the delivery of their VoIP services directly to the re-sellers, and therefore BR does not receive any commission on the sale of, nor distribution of, the hardware. Recurring revenues from paying customers include unlimited local and long distance calling services. This agreement was later expanded to include the city of Ottawa within the Province of Ontario and to remove the restriction of Sherbrooke, Quebec.

On April 22, 2005, the Company, through its subsidiary Teliphone Inc., entered into a Wholesale distribution agreement with 9151-4877 Quebec Inc., also known as "Dialek Telecom". Teliphone Inc. supplies Dialek Telecom with VoIP services to Dialek's Canadian and US customers, permitting Dialek Telecom to brand the service "Dialek VoIP" instead of "Teliphone VoIP". The agreement also permits Dialek Telecom to invoice and support its clients directly. The term of the agreement is for one year renewable to successive one year terms upon 30 days written notice.

On June 1, 2005, the Company, through its subsidiary Teliphone Inc., signed an Agreement with Northern Communication Services Inc. ("Northern") such that Northern would supply the company with Emergency 9-1-1 caller address verification and call transfer services to the necessary Municipal Emergency Services Department associated with the caller's location. This service is required for Teliphone Inc.'s customers located in North America. The term of the agreement is for 3 years, renewable automatically for an additional 3 years with a termination clause of 90 days written notice.

The Company sought to further expand its distribution reach internationally and on August 23, 2005, we entered into a marketing and distribution agreement with Podar Enterprise ("Podar") of Mumbai, India. Podar is focused on building a distribution network to sell to consumers in Central, South, and East Asia, Eastern Europe, and parts of the Middle East. Under the terms of this agreement, Podar was granted the exclusive marketing and distribution rights for our products and services in India, China, Sri Lanka, United Arab Emirates, and Russia. The agreement stipulated that Podar was to receive 25% of the recurring revenues sold to clients in the territory. The agreement does not deal with any hardware sales, as the intent of the agreement was to have clients source the necessary hardware locally in their country. Recurring revenues from paying customers include long distance calling services outside of the customer’s geographic location. The term of this agreement is five (5) years subject to early termination with 60 days notice following any default under the agreement.

On December 2, 2005, the Company, through it's subsidiary Teliphone Inc. signed a Co-Location and Bandwidth Services Agreement with Peer 1. The agreement stipulates that the Company houses its telecommunications and computer server hardware within the Peer 1 Montreal Data center, located at 1080 Beaver Hall, suite 1512, Montreal, Quebec, Canada. Likewise, Teliphone Inc. agrees to purchase Peer 1 bandwidth services and internet access across its worldwide network. The term of the contract was for 12 months, renewable for successive 30 day terms.

The Company sought to expand its product offering in order to offer its broadband phone services to US customers as well. The Company singed an agreement with RNK Telecom Inc, a New Jersey company, in December of 2005 which permitted the company to interconnect with RNK's network of US cities. This agreement has a term of one year renewable month to month at the end of the term.

On December 7, 2005, the Company entered into, in conjunction with United American Corporation, a related party, a Customer and Asset Acquisition and Software Licensing Agreement with Iphonia, Inc., a Quebec corporation. However, on July 6th, 2006, the agreement with iPhonia Inc. was terminated by both parties. The original agreement was to set forth the rights and obligations pertaining to the transfer of Iphonia's clients and services to Teliphone Inc., the Company's subsidiary, along with the sale of various telecommunications and equipment. The term of the agreement was to be 24 months.

On April 6, 2006, the Company, through its subsidiary Teliphone Inc. signed a Master Services Agreement with Rogers Business Solutions ("Rogers"). This agreement permits Teliphone Inc. to purchase voice channel capacity for its Canadian Network. The majority of its current voice channel capacity already exists with Rogers, however, the current agreements are still between Rogers and the Company's former parent company, United American Corporation. It is anticipate that all of the capacity will transfer under the Teliphone Inc.-Rogers agreement by June 30, 2007. The term of the agreement is for 2 years, with no specific renewal conditions.

Teliphone Inc., a majority-owned subsidiary of the Company, 3901823 Canada Inc., the holding company of Intelco Communications ("3901823"), and Intelco Communications ("Intelco") entered into an agreement on July 14, 2006. Pursuant to the terms of the Agreement, Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.'s issued shares to 3901823 in exchange for office rent, use of Intelco's data center for Teliphone Inc.'s equipment, and use of Intelco's broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007, a line of credit of $75,000 (CDN$), of which $25,000 (CDN$) was already drawn upon in July 2006 and paid back in December 2006.

Teliphone Inc. also agreed to make available to the customers of Intelco certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone Inc. will apply $1 per customer per month at a minimum of $5,000 per month. Following a twelve month period, Intelco will receive additional shares of class A voting common stock of Teliphone Inc. for the difference in the value between $144,000 and the total payments credited back to Teliphone Inc. The maximum amount of additional shares that can be issued to Intelco after the twelve month period is an additional 8.34% of Teliphone Inc.'s issued and outstanding shares. In the event that the total payments credited back to Teliphone Inc. exceeds $144,000, Intelco will not be entitled to the issuance of any additional shares of Teliphone Inc. common stock.

Description of Business

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Broadband adoption.  The number of households with broadband Internet access in our core markets of Canada and India has grown significantly. We expect this trend to continue. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market increases as broadband adoption increases.

Changing competitive landscape.  We are facing increasing competition from other companies that offer multiple services such as cable television, voice and broadband Internet service. Several of these competitors are offering VoIP or other voice services as part of a bundle, in which they offer voice services at a lower price than we do to new subscribers. In addition, several of these competitors are working to develop new integrated offerings that we cannot provide and that could make their services more attractive to customers. We also compete against established alternative voice communication providers and independent VoIP service providers. Some of these service providers may choose to sacrifice revenue in order to gain market share and have offered their services at lower prices or for free. These offerings could negatively affect our ability to acquire new customers or retain our existing customers.

Consumer adoption of new VoIP technology.  The development of our Teliphone VoIP service permits us to sell telecommunications services to consumers who have a broadband internet connection. Our technology permits customers to continue to use their traditional phone devices to make and receive calls at a lower cost than traditional phone services. One of the key challenges in the adoption of this new technology is the customer’s acceptance of potential loss of service when their internet connection goes down or they lose electrical power in their home or office. The Company has mitigated this risk for their customers by providing telephone call fail-over methods in case of loss of service. Management believes that even though this adoption risk exists, the reduction of cost for the services will negate the impact of occasional service loss much like how consumers accepted at times lower call quality in their worldwide adoption of mobile phones due to increased convenience.

The development of our callona.com website seeks to attract consumers on the internet who will look to utilize our web-based communications services, which will permit us to generate advertising and promotional revenues from other companies looking to advertise and promote their products to our callona.com users. We have not as yet realized any revenue from our callona.com prototype.

Principal products or services and their markets

Our Company has invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. Our technology consists of proprietary software programming and specific hardware configurations, however, we have no specific legal entitlement that does not permit someone else from utilizing the same base software languages and same hardware in order to produce similar telephony service offerings. We therefore cannot be certain that others will not gain access to our technology. In order to protect this proprietary technology, we hold non-disclosure and confidentiality agreements and understandings with our employees, consultants, re-sellers, distributors, wholesalers and technology partners. We cannot guarantee that our technology and trade secrets will not be stolen, challenged, invalidated or circumvented. If any of these were to occur, we would suffer from a decreased competitive advantage, resulting in lower profitability due to decreased sales.

The Company offers the following products and services to customers utilizing its VoIP technology platform:

Residential phone service. Customers purchase a VoIP adaptor from a re-seller and install it in their home. This allows all of their traditional phones in their home to have their inbound and outbound calls redirected to Teliphone. As a result, the residential customer purchases their choice of unlimited local or long distance calling services, with pay-per-minute long distance calling services.

Business phone service. Customers purchase multiple VoIP adaptors from re-sellers and install them in their business. Similar to Residential phone service, customers purchase various local and long distance calling services from the Company.

For Residential and Business phone services, the Company, through its subsidiary Teliphone Inc., invoices and collects funds directly from the end-user customer and pays a commission to their re-sellers and distributors upon receipt of the funds. The customer can also purchase the VoIP adaptors and calling services directly with Teliphone Inc. via its website www.teliphone.us for US customers, www.teliphone.ca for Canadian customers and www.teliphone.in for India customers.

The Company also sells VoIP calling services to Wholesalers who re-sell these services to their customers. In this case, the Company’s subsidiary Teliphone Inc. provides the services to the end-user customers, however invoices and collects funds from the Wholesaler, who invoices their customers and provides technical support to their customers directly.

The VoIP adaptors are manufactured by Linksys-Cisco and purchased by the Company directly from the manufacturer and re-sold to the re-sellers and wholesalers. The Company’s subsidiary Teliphone Inc. is a Linksys-Cisco Internet Telephony Services approved supplier based on their agreement signed in October 2005.

Distribution methods of the products or services

Retail Sales.

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

Our relationship to the retail outlets is on of a supplier. We supply the hardware to the retail outlet owners, who have a re-seller agreement with our distributor, BR Communications Inc. We ship these products direct to the stores based on their requirements. All shipments are Cash On Delivery payment terms.

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

Internet Sales.

We likewise distribute our products through the sale of hardware on our website, www.teliphone.us. The customer purchases the necessary hardware from our on-line catalog. Upon receipt of the hardware from us, the customer returns to the company's website to activate their services.

Wholesale Sales.

We likewise distribute our products and services through Wholesalers. A Wholesaler is a business partner who purchases our products and services "unbranded", that is, with no reference to our Company on the hardware or within the service, and re-bills the services to their end-user customers. In the case of a sale to our Wholesalers, we do not sell the hardware below cost.

Status of any publicly announced new product or service;

TeliPhone VoIP services were officially launched to the public in the Province of Quebec in December of 2004.

teliPhone Residential VoIP service

The Company currently offers a residential VoIP phone service to customers in the provinces of Ontario and Quebec. Average revenues per customer are $30.00 per month. The customer can also purchase virtual numbers from other cities in North America and Internationally, permitting the customer to provide a local phone number to their calling party who is in another area or country that normally would represent a long distance call. These services cost from 5$ to 30$ per month depending on the country.

teliPhone Small business VoIP services

During 2005Q3, The Company began to target Small and Medium sized business clients with an expanded version of its offering. Average revenues per customer in this segment are $400. The Company markets these services primarily through its telecom interconnection resellers, who have existing customer relationships in this segment.

Teliphone has also developed and integrated new software permitting the replacement of traditional auto-attendant and office telephony systems. The Company is currently finalizing its beta trials and will introduce to the market through its interconnection re-seller base in 2007Q4.

CallOnA.com

We are currently testing our CallOnA.com service, which permits users to execute free calls to certain international destinations by initiating a call from our website. This service has not been fully tested as of yet and we anticipate launching the service in a preliminary form in fiscal year end 2008.

teliPhone Mobile VoIP and Single Point of Contact services (MobilNation)

This service is an entry-level service targeting both residential and business mobile phone users. This end-user customer does not require broadband internet access nor any additional equipment to utilize this service. Users pay a fixed monthly fee of $9.95 per month and receive a phone number where they are provided options to re-direct the incoming call to numerous phones, enhanced voice-mail, as well as the ability to add virtual numbers from other cities ($4.95 per month), eliminating inbound long distance charges to their calling parties.

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

The MobilNation services are currently in the final stages of development. They will be marketed primarily over the Internet and will be introduced in fiscal year 2008 to The Company's Retail sales channel as well. As described above, the Company does not own or rent any retail space for the purpose of distribution, rather, it relies on its re-seller partners to display and promote the Company's products and services within their existing retail stores.

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

We do not currently hold any patents, trademarks, liences, franchises, concessions or royalty agreements.

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

Customer Access to Broadband Services

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

However, anti-competitive behaviour in our market can still occur. For example, a Canadian cable provider recently began offering an optional Cdn$10 per month "quality of service premium" to customers who use third-party VoIP services over its facilities. However, customers who purchase VoIP services directly from this cable provider are not required to pay this additional fee. Based on this example, some providers of broadband access may take measures that affect their customers' ability to use our service, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for also using our services.

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

Effective the filing of this prospectus, we have complied with all of these FCC requirements.

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

Provision for 911 Services.

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

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $143,409 and $258,017 for the nine months ended June 30, 2007 and 2006, and has a working capital deficiency of $611,762 as of June 30, 2007.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations. The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently submitted a registration statement of Form SB-2 to raise additional capital.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Nine  Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

The Company's condensed consolidated balance sheet as of the nine months ended June 30, 2007, had assets consisting of accounts receivable in the amount of $42,695, income tax receivable (Canadian Research and Development Tax Credits) of $15,396, inventory of $8,069 and prepaid expenses of $116,637, fixed assets of $52,349 and $14,256 in cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of the period ended June 30, 2007 reflects an accumulated deficit of ($1,558,186) and a stockholders' deficit of ($656,566).

The Company recorded sales of $474,145 for the nine months ended June 30, 2007 as compared to $290,723 for the nine months ended June 30, 2006.  The Company recorded sales of $183,630 for the three months ended June 30, 2007 as compared to $95,994 for the three months ended June 30, 2006.  The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $351,023 for the nine months ended June 30, 2007 as compared to $296,076 for the nine months ended June 30, 2006, primarily as a consequence of increased sales, as well as a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.  For the same reasons, the Company's cost of sales were $124,344 for the three months ended June 30, 2007 as compared to $89,235 for the three months ended June 30, 2006

The Company's aggregate operating expenses were $256,552 for the nine months ended June 30, 2007 as compared to $250,362 for the nine months ended June 30, 2006.  In particular, there was a decrease in Selling and Promotion expenses from $24,416 to $9,426 as the company reduced its purchasing of promotional media and sales travel as it concentrated its sales in its local market. There was an increase in Salaries and Wages from $104,664 to $128,947 as the Company began to pay its subsidiary President as an employee instead of a consultant from June 2006 onwards and the Company hired an additional Research and Development employee in June of 2006.  There was a decrease in Professional and Consulting fees from $47,710 to $29,574 attributed to a reduction of legal and compliance fees for the period as well as the reduction of requirements for paying consultants to do the technical work on our equipment that our employees can now perform themselves.  There was an decrease in General and Administrative Expenses from $39,970 to $33,774 due principally to the company’s offices being moved to a smaller, less expensive office space.  There was an increase in Depreciation Expenses from $33,602 to $54,831 attributed to the acquisition of additional computer equipment during the period.

The Company had a net loss for the nine months ended June 30, 2007 of ($143,409) as compared to ($258,017) for the nine months ended June 30, 2006, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.  The Company had a net loss for the three month period ending June 30, 2007 of ($16,015) compared to ($79,972) for the same period last year.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended June 30, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-QSB as of June 30, 2007.

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

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended June 30, 2007.

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

Teliphone Corp. a Nevada Corporation

Date: August 13, 2007	By:	/s/ George Metrakos
Name: George Metrakos
Title: Chief Executive Officer

Date: August 13, 2007	By:	/s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer