Form 10KSB
period 2007-09-30
Teliphone Corp
filed 2008-01-10
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007
Commission File Number: 333-136993

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
Telephone: 305.531.1174
 (Name, address and telephone number of agent for service)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. ☒

State issuer’s revenues for its most recent fiscal year: $673,278

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)as of September 30, 2007.     Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of January 10, 2008 was approximately $___________. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of January 10, 2008, was 33,554,024.

Transitional Small Business Disclosure Format:

 Yes ☐     No ☒

TELIPHONE CORP.
Report on Form 10-KSB
For the Fiscal Year Ended September 30, 2007

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains, in addition to historical information, forward-looking statements regarding Entech Environmental Technologies, Inc. (the "Company" or "Entech"), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of our services; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors described under "Risk Factors" and throughout this Annual Report on Form 10-KSB. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-KSB. We disclaim any intent or obligation to update these forward-looking statements

COMPANY OVERVIEW

Company History; Organization Within the Last Five Years

Corporate Structure

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

The Principal terms of the combination were that a recapitalization occurred as a result of the reverse merger. The shareholder's equity of OSK Capital II Corp. became that of Teliphone Inc. Original shareholders of OSK Capital II Corp. maintained their shareholdings of OSK Capital II Corp. and new treasury shares of OSK Capital II Corp. were issued to shareholders of Teliphone Inc.

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

History of Key Agreements

At the time of the merger and re-organization, the Company, through its subsidiary Teliphone Inc., was able to offer its services to customers in Canada only. This was achieved through the signing of a retail distribution agreement on March 1, 2005, with BR Communications Inc. ("BR") for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, BR was granted the exclusive right to distribute Teliphone Inc.’s VoIP services via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec for a 5 year term. The agreement includes a commitment by Teliphone Inc. to pay BR 25% of the recurring revenues derived from clients in the territory. BR then utilizes this 25% to distribute a portion of the recurring revenues to their base of re-sellers. Teliphone Inc. provides the hardware necessary for the delivery of their VoIP services directly to the re-sellers, and therefore BR does not receive any commission on the sale of, nor distribution of, the hardware. Recurring revenues from paying customers include unlimited local and long distance calling services. This agreement was later expanded on July 6, 2005 to include the city of Ottawa within the Province of Ontario and to remove the restriction of Sherbrooke, Quebec.

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

On December 2, 2005, the Company, through its subsidiary Teliphone Inc. signed a Co-Location and Bandwidth Services Agreement with Peer 1. The agreement stipulates that the Company houses its telecommunications and computer server hardware within the Peer 1 Montreal Data center, located at 1080 Beaver Hall, suite 1512, Montreal, Quebec, Canada. Likewise, Teliphone Inc. agrees to purchase Peer 1 bandwidth services and internet access across its worldwide network. The term of the contract was for 12 months, renewable for successive 30 day terms.

The Company sought to expand its product offering in order to offer its broadband phone services to US customers as well. The Company signed an agreement with RNK Telecom Inc, a New Jersey company, in December of 2005 which permitted the company to interconnect with RNK's network of US cities. This agreement has a term of one year renewable month to month at the end of the term.

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

Base software languages are the language building blocks used by programmers to translate the desired logic sequences into a message that the computer can understand and execute.  An example of a logic sequence is “if the user dials “011” before the number, the software should then treat this as an international call and invoice the client accordingly”.  The combination and use of these building blocks is known as ‘software code”, and hence this combination, created by the Company’s programmers, along with “off-the-shelf” computer and telecommunications hardware (ie. Equipment that is readily available by computer, networking and telecommunications companies) is collectively referred to as “our technology and trade secrets”.

Examples of “off-the-shelf” hardware utilized include the desktop phones and handsets, computer servers used to store such things as account information and voice mail, and telecommunications hardware that permit the routing of telephone voice calls between various points across the internet and the world’s Public Switched Telephone Network (PSTN), the global wired and wireless connections between every land and mobile phone.

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

•
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

•
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

•
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

In the Province of Quebec, we have an agreement with 9151-4877 Quebec Inc. "Dialek" who is a wholesaler of our products and services. The nature of the agreement is such that Dialek purchases our products and services at volume quantities and re-sells them to their own end-user customers. Dialek maintains customer services and accounting directly with their clients. This agreement was for a term of one year from signing and is now being renewed on a monthly basis for one month increments. Internationally, we have an agreement with Podar Infotech LLC "Podar"of India, our principal wholesale partner in Asia and the Middle East.. Podar sells to re-sellers and end-users the Company's products and services exclusively in India, China, Russia, Sri Lanka and the United Arab Emirates.. The term of this agreement is five (5) years subject to early termination with 60 days notice following any default under the agreement. In this agreement, Podar acts as the sales agent, however Teliphone invoices the clients in India directly.

The agreements between our wholesalers and our customers are similar to those that the Company has with our Retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of the Company's telecommunications products and services found in exhibit 10.2 of this prospectus presents the general and underlying agreement that we hold with our Wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in the agreement serve to forewarn Wholesalers that should a stoppage of service occur we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this does not protect us from potential litigation. The risk of this is outlined in risk factor C.6. in this prospectus.

Status of any publicly announced new product or service

TeliPhone VoIP services were officially launched to the public in the Province of Quebec in December of 2004.

teliPhone Residential VoIP service

The Company currently offers a residential VoIP phone service to customers in the provinces of Ontario and Quebec.. Average revenues per customer are $30.00 per month. The customer can also purchase virtual numbers from other cities in North America and internationally, permitting the customer to provide a local phone number to their calling party who is in another area or country that normally would represent a long distance call. These services cost from 5$ to 30$ per month depending on the country.

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

CallOnA.com

We are currently testing our CallOnA.com service, which permits users to execute free calls to certain international destinations by initiating a call from our website. This service has not been fully tested as of yet and we anticipate launching the service in a preliminary form within 2008.

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

Customers of MobilNation are provided with multiple dial-up numbers from various cities in the US & Canada.. This permits the customer to make long distance calls on their home or cellular phone by purchasing the long distance call from the Company instead of their existing service provider. Our rates are typically up to 50% less than existing suppliers, thereby reducing our customer's overall monthly phone bill.

The MobilNation services are currently in the final stages of development. They will be marketed primarily over the Internet and will be introduced in 2007Q1 to The Company's Retail sales channel as well. As described above, the Company does not own or rent any retail space for the purpose of distribution, rather, it relies on its re-seller partners to display and promote the Company's products and services within their existing retail stores.

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

We do not currently hold any patents, trademarks, licences, franchises, concessions or royalty agreements.

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

Provision of 911 Services.

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

Since July 2005, Teliphone has complied with these regulations by partnering with a PSAP (Primary Service Access Point) which serves to verify the customer location and forward the call to the respective Municipal 9-1-1 center for assistance. This service therefore permits Teliphone's customers to have access to 9-1-1 services irrespective of their physical location, anywhere in the Continental US & Canada.. This service is of significance as VoIP permits customers to utilize their phone anywhere a high-speed internet connection exists and can therefore be located outside of their local city when requiring 9-1-1 services.

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense

Research and Development

The Company spent $120,531 in Research and Development activities during 2006 and $116,896 during 2005.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

The company has seven full time employees and two additional part time employees.

CORPORATE OFFICES

The mailing address of our principal executive office is 4150 Ste-Catherine St West, Suite 200, Westmount, Quebec, H3Z 0A1 Canada. Our telephone number is (514) 313-6010 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.caand our company website is www.teliphone.us. Our operational offices are located in Westmount, Quebec, our legal offices are located in Miami Beach, Florida and our data and collocation center is located in Montreal, Quebec.

EMPLOYEES

We currently have 3 employees. We utilize the services of various consultants who provide, among other things, corporate secretary and accounting services, technological development services and sales services to the Company.

RISK FACTORS

Any investment in our common shares involves a high degree of risk and is subject to many uncertainties. These risks and uncertainties may adversely affect our business, operating results and financial condition. All of our material risks and uncertainties are described below. If any of the following risks actually occur, our business, financial condition, results or operations could be materially and adversely affected. The trading of our common stock, once established, could decline, and you may lose all or part of your investment therein. You should acquire shares of our common stock only if you can afford to lose your entire investment. In order to attain an appreciation for these risks and uncertainties, you should read this Prospectus in its entirety and consider, including the Financial Statements and Notes, prior to making an investment in our common stock.

As used in this prospectus, the terms "we," "us," "our," "the Company" and "Teliphone" mean Teliphone Corp., a Nevada corporation, or its subsidiary, Teliphone Inc., a Canadian corporation, unless the context indicates a different meaning.

A. Risks Related To Our Financial Condition

A.1. We Have a Limited Operating History with Losses and Expect Losses to Continue

We have a limited operating history with losses and expect losses to continue for at least the next Fiscal Year Ending September 30, 2008. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares will be affected, and you could even lose your entire investment. We have been unprofitable since our inception and have incurred losses. Our accumulated deficit since inception on August 27, 2004 at September 30, 2007 was $1,565,404. These losses have resulted principally from costs incurred in our research and development programs, our general and administrative costs and our telecommunications network overhead costs. We have started to derive revenues from product and service sales in the last two years of operations. However, profitability is not being considered for the foreseeable future and is only expected for the fiscal year ending September 30, 2009.

A.2. We Require Additional Financing to Sustain Our Operations

We require additional financing to sustain our operations and in acquiring such additional financing investors in this offering may suffer substantial consequences such as dilution or a loss of seniority in preferences and privileges. Based on our current operating plan (12 month projected cash requirements found in the Plan of Operations), if the maximum number of shares are sold in this offering, we should have sufficient funds to satisfy our anticipated need for working capital and capital expenditures for the next 12 months. Otherwise, we will require funds to sustain operations and to develop our business. In order to cover our continued losses from operations, we require at least 4,000 active, paying customers. We have achieved just over 50% of this target. Should we receive funds based on the minimum offering as outlined in this prospectus and we maintain our current level of revenue growth, we will satisfy our anticipated need for working capital and capital expenditures for the next 12 months. We will require continued financing during this share registration process to sustain this shortfall until we reach our break-even point. Financing is likewise necessary to achieve our optimum growth.

In selling only the minimum number of shares, this results in insufficient proceeds for operations. Since our inception, our financing shortfall had been covered by, United American Corporation, our former parent company. This was in the form of cash advances received on an "as needed basis" based on our agreement dated February 23, 2006. Part of the funds advanced have been converted to common stock of our Company at a value of $0.25 per share. We have likewise incurred additional debt by borrowing money.

United American Corporation may be unable to continue to provide cash advances in the future, and there can be no assurance that any additional funds will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back, or eliminate certain aspects of our research and product development programs or operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. The value of your investment in the common shares would therefore be affected, and you could even lose your entire investment.

B. Risks Related To Our Business

B.1. Decreasing market prices for our products and services may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable services. However, market prices for local calling and international long distance calling have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of the Company's management working in the telecommunications industry. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears.. In this instance, we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in our subscriber line growth and may delay or prevent our future profitability. The value of your investment in the common shares would therefore be affected, and you could even lose your entire investment.

B.2. VoIP technology may fail to gain acceptance among mainstream consumers and hence the growth of the business will be limited, lowering the profitability of the business.
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

For our current residential user base, a significant portion of our revenue currently is derived from consumers who are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. Because potential VoIP customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. If mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth which could affect the profitability and operations of our business. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

•	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes, dropped calls and delays in transmissions;

•
In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers' equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

•	Our emergency and new E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

B3. Our service will not function in a power outage or a network failure and hence the profitability of our business due to potential litigation could reduce as customers would not be able to reach an emergency services provider.

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

B4. Our technology and systems may have flaws which could result in a reduction of customer appeal for our products and hence reduce the profitability of our operations.

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

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities, and overloading of our network. Our customers have experienced interruptions in the past, and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past, and may in the future, cause us to lose customers and sometimes require us to offer substantial customer credits, which could adversely affect our revenue and profitability. Such an effect would result in the value of your investment in the common shares to be affected, and you could even lose your entire investment.

B.5. Our ability to provide our service is dependent upon third-party facilities and equipment and hence our services could be interrupted due to our partner’s inability to provide continuous service, resulting in reduced profitability due to lost customers.

Our ability to provide our service is dependent upon third-party facilities and equipment, the failure of which could cause delays or interruptions of our service, damage our reputation, cause us to lose customers and limit our growth which could affect the future growth of our business.

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers' access to E-911 services. Interruptions in our service caused by third-party facilities have in the past caused, and may in the future, cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been affected by such a service issue, decreasing our profitability as expenses would increase. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

B.6.If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted which could affect the profitability and operations of our business.

We support local number portability for our customers which allows our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past has taken us 20 business days or longer. Although we have taken steps to automate this process to reduce the delay, a new customer must maintain both service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers. This slows the process of acquiring new customers, which could create a higher rate of early defection of new clients. This would cause our profitability to be reduced, and as such, the value of the common shares of our company would be lower.

B.7. Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could affect the profitability and operations of our business.

Our ability to compete effectively is dependent in large part upon the maintenance and protection of internally developed systems and software. To date, we have relied on trade secret laws, as well as confidentiality procedures and licensing arrangements, to establish and protect our rights to our technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors in an effort to control access to, and distribution of, technology, software, documentation and other information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use this technology without authorization.

Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States and Canada.. Litigation may be necessary in the future to enforce or protect our rights, or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business through decreasing profitability and negative corporate image to our customers, causing a higher rate of customer defection. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

B.8.The adoption of broadband may not progress as expected which would negatively impact our growth rate and reduce our profitability.

Our most significant market segment, that is TeliPhone VoIP services, requires an operative broadband connection. If the adoption of broadband does not progress as expected, the market for our services will not grow and we may not be able to develop our business and increase our revenue.

Use of our service requires that the user be a subscriber to an existing broadband Internet service, most typically provided through a cable or digital subscriber line, or DSL, connection. Although the number of broadband subscribers worldwide has grown significantly over the last five years, this service has not yet been adopted by a majority of consumers. If the adoption of broadband services does not continue to grow, the market for our services may not grow. As a result, we may not be able to increase our revenue and become profitable, which would adversely affect the value of our common shares.

B.9. Future new technologies could render our company less competitive than the industry standard, resulting in lower profitability due to decreased sales.

VoIP technology, which our business is based upon, did not exist and was not commercially viable until relatively recently. VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies. We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice services at lower prices, better or more conveniently, it could have a material adverse effect on us by causing a higher rate of customer defection to companies with this new technology, reducing our profitability due to decreased sales. This would adversely affect the value of the common shares of the company, and you could even lose your entire investment.

B.10. We cannot guarantee that our technology and trade secrets will not be stolen, decreasing our competitive advantage, resulting in lower profitability due to decreased sales.

Our Company has invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and is owned entirely by us. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links as we lease dedicated capacity from our suppliers. We rely on trade secrets and proprietary know-how to protect this technology. We cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. If such a breach were to occur, our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been acquired by the increased competitive presence, decreasing our profitability as expenses would increase. As a result, the value of your investment in the common shares would be affected, and you could even lose your entire investment.

C. Risks Related to Regulation

Set forth below are all of the material risks related to regulation. For additional information about these risks, see "Regulation" in this prospectus.

C.1. Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory, or judicial actions could adversely impact our business by exposing us to liability, which could affect the profitability and operations of our business.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

Future legislative, judicial, or other regulatory actions could have a negative effect on our business. If we become subject to the rules and regulations applicable to telecommunications providers in individual states and provinces, we may incur significant litigation and compliance costs, and we may have to restructure our service offerings, exit certain markets, or raise the price of our services, any of which could cause our services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively, or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation. These increased liabilities will adversely affect the value of our common shares, and you could lose your entire investment.

C.2. Telecommunications is a Regulated Industry, Particularly in Canada, the Main Market Segment of our Business, and Future Regulation May Impede us from Achieving the Necessary Market Share to Succeed.

The current regulated environment in North America is extremely favorable for new, start-up companies, to enter the marketplace with new and innovative technologies and value added services. In Canada, our principal market, the telecommunications regulator, Canadian-Radio and Telecommunications Commission (CRTC), has regulated the incumbent Telecommunications companies such that they cannot reduce their elevated pricing for residential phone service. This regulation has provided us with a competitive advantage to sell our products and acquire customers from the incumbents. However, the CRTC has decided that once they feel that adequate competition is present in the Canadian market, and that start-ups, such as our company, have achieved a significant market presence, they will lift the regulation, allowing the incumbent Telecommunications companies to similarly lower their prices. This will slow the growth of the acquisition of customers, reducing profitability and adversely affecting the value of our common shares.. We plan to mitigate this risk by continuously offering further innovation and value-added services to our customers, however, the risk is that we do not develop and test these within the time allotted and our growth rates decrease. As a result, you could lose your entire investment.

C.3. Our customers may not have continued and unimpeded access to broadband. The success of our business relies on customers' continued and unimpeded access to broadband service.

The success of our business relies on customers' continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services, or charge their customers more for using our services in addition to the broadband, which could adversely affect our revenue and growth.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference in the US.. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP, or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service as an additional service to their broadband could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth, which would adversely affect the value of our common shares.

C.4. We may fail to comply with FCC and CRTC regulations such as requiring us to provide E-911 emergency calling services which would increase our costs through the levy of fines and penalties, reducing our profitability.

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

While we have complied with all the current requirements imposed by both the FCC and the CRTC, we cannot guarantee that we will be capable of compliance with future requirements. We anticipate that the FCC and the CRTC will continue to impose new requirements due to the evolving nature of our industry's technology and usage. The result of non-compliance will have an adverse effect on our ability to continue to operate in our current markets, therefore we would lose existing customers, impair our ability to attract new customers, and harm our revenue and growth, adversely affecting the value of our common shares.

C.5. The Level of Competition is Increasing at a Fast Rate due to the Relative Low Barriers to Entry and Anticipated Market Growth over the Next 5 Years could affect the profitability and operations of our business.

Land-based telecommunications technology has not evolved considerably over the past 125 years. However, the breakthrough of standardized, internet-based communications is revolutionizing the entire industry. In the past, significant investments were required in order to construct the infrastructure required for telecommunications, however, now that the infrastructure is in place, smaller investments are required in order to successfully transmit a voice call using Internet data transfer and sharing protocols. A new entry, for as little as $100,000, could purchase the necessary equipment in order to make such a voice call function. As of the date of the filing of this prospectus, numerous smaller players have entered the market already. VoIP Action, a leading market research company following the VoIP industry, reports that there are currently 379 VoIP residential providers and 439 Small business VoIP providers in North America. (VoIP North America Directory, VoIPAction, 2006, see http://www.voipaction.com/about_directory.php).

Management's experience in the telecommunications industry has permitted the registrant to identify that while barriers to entry to the marketplace exist including the requirement of further investment to build a successful company around the technology, the data from VoIP Action suggests that competition is increasing significantly. This increase can result in price erosion pricing, which could contribute to the reduction of profitability and growth of the company. While numerous providers have entered the market, we have not yet seen as yet pricing erosion in our market segments, however, this will be a factor over the next 3-4 years. This prediction is based on the registrants experience in the industry.

C.6. We Do Not Currently Hold a Professional or Product Liability Insurance Policy Required to Sufficiently Protect Us and We Remain Exposed To Potential Liability Claims.

We do not currently hold a professional or product liability insurance policy. We intend to purchase a professional and product liability insurance policy from the proceeds of this offering. Professional and product liability insurance coverage is specifically tailored to the delivery of our phone services to the end user. For example, a customer whose phone service is not functional due to a service outage may sue us for damages related to the customer's inability to make or receive a phone call (such as inability to call 9-1-1). Professional liability insurance exists to cover the Company for any costs associated with the legal defense, or any penalties awarded to the plaintiff in such cases where judgment could be rendered against us in case of loss in court.. Such penalties could be large monetary funds that a judge could force us to pay in the event where damages have been awarded to the plaintiff.

Our business exposes us to potential professional liability which is prevalent in the telecommunications industry. While we have adequate service level agreements which indicate that we cannot guarantee 100% up time, these service level agreements cannot guarantee that we will not be sued for damages. The company currently has no specific professional or product liability insurance. The company's current insurance policies cover theft and liability in our offices only. The company intends to purchase professional and product liability insurance which will help to defray costs to the company for defense against damage claims. The Company does not foresee any difficulties in obtaining such a policy, as the company has already been approved and a quotation submitted for such coverage by a Canadian Insurance Company. In this proposal, the Insurance Company is aware of the geographical locations of our client base, which is predominantly in Canada however includes a small amount in the US and International. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material, affecting the value of the common shares of the company, and you could even lose your entire investment.

D. Risks Related To Our Common Stock and To the Offering

D.1. Future Sales of Common Stock Could Depress the Price of our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain shareholders could have a material adverse impact on the market price for the common stock at the time. There are presently 33,554,024 outstanding shares of our common stock held by shareholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act of which 16,559,249 are held by affiliates and 3,216,000 are subject to the limitations placed on shares that would be subject to the comments from Kenneth Worm to Richard Wolffe. Under certain circumstances, these shares may be sold without registration pursuant to the provisions of rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding, or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by rule 144. In addition, rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by shareholders pursuant to rule 144 may have a depressive effect on the price of our common stock. Effective April 28, 2005, the Company effective the reverse merger and reorganization with Teliphone Inc., a Canadian company. As OSK Capital II, Corp. was a blank check company 3,426,000 shares will be eligible for resale under rule 144 on April 28, 2006, one year from the date of the merger with OSK, except that any shares held by affiliates and promoters or their transferees cannot rely on the exemption to registration provided under the provisions of Rule 144, in accordance with the limitations placed on shares that would be subject to the comments in the from Kenneth Worm to Richard Wolffe, in the letter dated January 21, 2000.

D.2. To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends or that even if the funds are available, that the dividends will be paid.

D.3. There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers' network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Likewise, stockholders may be unable to sell their common shares at or above the purchase price, which may result in substantial losses to stockholders. Stockholders must note that the shares in this offering must be sold at a fixed price of $0.25 until the shares are listed on the OTC Bulletin Board. There can be no assurances that we be listed on the OTC Bulletin Board.

D.4. Volatility in our common share price may subject us to securities litigation, thereby diverting our resources that may have a material effect on our profitability and results of operations.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

D.5. Investors in our common stock will experience immediate and substantial dilution as a percentage of their holdings.

The net tangible book value of our common stock at June 30, 2007 was ($656,556), or ($0.02) per share based on 33,554,024 common shares outstanding at the time. Compared to the currently outstanding shares of our stock, investors will experience an immediate dilution of $0.17 per share if the totality of the offering is sold.

D.6. Our offering price is arbitrarily determined and is unrelated to any measure of value, actual income or assets.

Our offering price of $0.25 per share was arbitrarily determined by us based solely upon an increase over the prices paid by earlier investors in our company. It is not based upon an independent assessment of the value of our shares and should not be considered as such.

D.5   Possibility of Contingent Liability and SEC Violation

The board of directors of United American Corporation (“UAC”) determined to spin off its stock holdings in us. To accomplish the spin off, UAC declared a stock dividend effective in at the end of business on October 30, 2006 for its equity interests in our company, consisting of 1,699,323 shares of our common stock, to UAC’s stockholders on a pro rata basis (with an additional 171 fractional shares distributed in December). We filed a registration statement on Form SB-2 with the intent of complying with safe harbor provisions of Staff Legal Bulletin No. 4. Although we intended to follow steps necessary for reliance on the safe harbor, we failed to follow the appropriate steps. This activity represented a violation of federal securities laws. There is a possibility that the recipients could attempt to rescind their receipt of securities and the Securities and Exchange Commission could find that UAC made a distribution of securities in violation of Section 5. While the rescission of the receipt of securities would not be likely to have an impact on our financial condition as the shares would be returned to UAC, the action  could have an adverse impact on the liquidity and prospective market for our shares of common stock.

Risks associated with forward-looking statements.

This prospectus contains certain forward-looking statements regarding management's plans and objectives for future operations, including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this prospectus include or relate to:

(1) Our ability to obtain a meaningful degree of consumer acceptance for our products now and in the future,

(2) Our ability to market our products on a global basis at competitive prices now and in the future,

(3) Our ability to maintain brand-name recognition for our products now and in the future,

(4) Our ability to maintain an effective distributors network,

(5) Our success in forecasting demand for our products now and in the future,

(6) Our ability to maintain pricing and thereby maintain adequate profit margins, and

(7) Our ability to obtain and retain sufficient capital for future operations.

Where you can get additional information

We will be subject to and will comply with the periodic reporting Requirements of Section 12(g) of the Securities Exchange Act of 1934. We will furnish to our shareholders an Annual Report on Form 10-KSB containing financial information examined and reported upon by independent accountants, and it may also provide unaudited quarterly or other interim reports such as Forms 10-QSB or Form 8-K as it deems appropriate. Our Registration Statement on Form SB-2 with respect to the Securities offered by this prospectus, which is a part of the Registration Statement as well as our periodic reports may be inspected at the public reference facilities of the U.S. securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or from the Commission's internet website, www.sec.gov and searching the EDGAR database for Vsurance Inc. Copies of such materials can be obtained from the Commission's Washington, D.C. office at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At present, our securities are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resale. Furthermore, the shares are not marginable and it is unlikely that a lending institution would accept our common stock as collateral for a loan. The company on November 9, 2007 has been rendered effective by the Securities and Exchange Commission for the registration of 20,000,000 shares of common stock.  We propose to publicly offer a minimum of 2,000,000 shares and a maximum of 20,000,000 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

RECENT SALES OF UNREGISTERED SECURITIES

On April 28, 2005, the Company entered into a reverse merger upon the acquisition of Teliphone, Inc. and issued 27,010,000 shares of common stock to the shareholders of Teliphone, Inc. in exchange for all of the outstanding shares of stock of Teliphone, Inc.

Name of Shareholder	Number of Shares
United American Corp. (1)	24,038,462
Beverly Hills Trading Corporation (2)	2,000,000
Metratech Business Solutions Inc. (3)	961,538

The offer and sale of such shares of our common stock to United American Corp., and Beverly Hills Trading Corporation were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and in reliance upon Regulation S of the Securities Act, based on the following:

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

The offer and sale of such shares of our common stock to Metratech Business Solutions Inc. were effected in reliance on the exemptions for sales of securities pursuant to Rule 903(a) and (b)(3) of Regulation S represented to us that they resided outside of, and were not citizens of, the United States. We did not engage in a distribution of this offering in the United States.. Each purchaser represented his, her or its intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of these purchasers.

On August 11, 2005, a Convertible Debenture was signed with Mr. Jean-Guy Lambert, Businessman, representing an investment of $306,560. The Debenture was converted to 613,520 shares of the common stock of the corporation on August 31, 2005 at a conversion price of $0.50. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and in reliance upon Regulation S for Mr. Jean-Guy Lambert, a citizen of Canada.. Mr. Jean-Guy Lambert represented to us that he resided outside of, and was not a citizen of, the United States. We did not engage in a distribution of this offering in the United States. Mr.. Jean-Guy Lambert represented his intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the securities for Mr. Jean-Guy Lambert in accordance with Regulation S. Mr. Jean-Guy Lambert was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Mr. Jean-Guy Lambert.

On July 15, 2005, a Convertible Debenture was signed with Mr. Marcel Cote, Businessman, representing an investment of $12,500. The Debenture was converted to 25,000 shares of the common stock of the corporation on August 31, 2005 at a conversion price of $0.50. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and in reliance upon Regulation S for Mr. Marcel Cote, a citizen of Canada. Mr. Marcel Cote represented to us that he resided outside of, and was not a citizen of, the United States. We did not engage in a distribution of this offering in the United States. Mr. Marcel Cote represented his intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the securities for Mr. Marcel Cote in accordance with Regulation S. Mr. Marcel Cote was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Mr. Marcel Cote.

On July 15, 2005, a Convertible Debenture was signed with Mr. Robert Martineau, Businessman, representing an investment of $10,000. The Debenture was converted to 20,000 shares of the common stock of the corporation on August 31, 2005 at a conversion price of $0.50. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and in reliance upon Regulation S for Mr. Robert Martineau, a citizen of Canada. Mr. Robert Martineau represented to us that he resided outside of, and was not a citizen of, the United States. We did not engage in a distribution of this offering in the United States.. Mr. Robert Martineau represented his intention to acquire the securities for investment only and not with a view towards distribution. Appropriate legends have been affixed to the securities for Mr. Robert Martineau in accordance with Regulation S. Mr. Robert Martineau was given adequate access to sufficient information about us to make and informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to Mr. Robert Martineau.

We recently issued the following securities on August 22nd, 2006 as restricted stock for services, such stock valued at $0.25 per share:

Name	Address	# of Shares of Common Stock
Maxime Brazeau	2599 Louis-Veuillot, Montreal, Quebec,	10,000
	Canada, H1N 2P1
Benjamin Lawetz	265 De Manou, Boucherville, Quebec, Canada,	10,000
	J4B 1A6
Brendan Mirotchnick	5860 Monkland, Suite 203, Montreal, Quebec,	10,000
	Canada H4A 1G1
Ronan Huon de Kermadec	4502 Av. Lacombe, Montreal, Quebec, Canada,	10,000
	H3T 1M6
Suzanne Perron	3168 Des Emeraudes, St-Hubert, Quebec,	10,000
	Canada, J4T 3S5
Bruno Mourani	1627, Blvd. Carpentier, Boisbriand, Quebec,	10,000
	Canada, J7G 2Y7
Europe Mourani	1627, Blvd. Carpentier, Boisbriand, Quebec,	10,000
	Canada, J7G 2Y7
Benoit Ratthe	811 Martin, St-Amable, Quebec, Canada, J0L	10,000
	1N0
Joseph Emas	1224 Washington Av., Miami Beach, Florida,	25,000
	USA, 33139

We likewise recently issued the following securities on December 6th, 2006 as restricted stock for services, such stock valued at $0.25 per share:

Name	Address	# of Shares of Common Stock
Simon Lamarche	3196 Broadway, Brossard, Quebec J4Z 2P6 Canada	10,000
Ronald Gold	190 Riverside Drive, New York, NY, 10024 USA	50,000
Strathmere and Associates	468 Pleasant Park Road, Ottawa Ontario K1H 5N1 Canada	250,000
Podar Infotech Ltd.	Podar Chambers, 4th Floor, 109 S.A.Brelvi Road, Fort,	100,000
	Mumbai -400 001. India
Business Development Consultants	5580 La Jolla Blvd. #34, La Jolla, CA 92037 USA	250,000

For these shares issued for services, the following describes the nature of the services supplied:

Maxime Brazeau: Employee at the time, Services were for extra consulting in Customer Service Ticketing software evaluations

Benjamin Lawetz: Employee at the time, Services of extra consulting for Network optimization

Brendan Mirotchnick: Consulting services for Network optimization

Ronan Huon de Kermadec: Employee at the time, Services of extra consulting in Software performance optimization

Suzanne Perron: Employee at the time, Services of extra consulting in administration

Bruno Mourani: Consulting services for Accounting and Financial analysis

Europe Mourani: Consulting services for Accounting and Financial analysis

Benoit Ratthe: Consulting services for market segment evaluation

Joseph Emas: Legal services

Simon Lamarche: Consulting services for sales training tools for retailers

Ronald Gold: Consulting for International market development in Liberia and Brazil

Strathmere and Associates: Consulting services for International market development in India

Podar Infotech Ltd.: Consulting services for Market Analysis report, India

Business Development Consultants: Consulting services for marketing development to establish re-sale opportunities in the US, Investor relations support back in early 2005 when the Company’s subsidiary Teliphone Inc. was a wholly-owned subsidiary of United American Corporation, to help solidify debt financing.

The offer and sale of such shares of our common stock to Joseph I. Emas, Ronald Gold, and Business Development Consultants were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and in reliance upon Regulation S of the Securities Act, based on the following:

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

We likewise issued the following securities on August 26, 2006 as restricted stock in order to convert debt from our parent company United American Corporation into common stock:

Name	Address	# of Shares of Common Stock

United American Corporation	3273 East Warm Springs Road, Las Vegas,	1,699,323
	Nevada, USA, 89120

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and in reliance upon Regulation S of the Securities Act, based on the following:

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

We likewise issued the following securities on December 6th, 2006 as restricted stock in order to cover fractional share requirements as required by the Depository Trust Corporation regarding the spin-off of Teliphone Corp. to shareholders of United American Corporation.

Name	Address	# of Shares of Common Stock
United American Corporation	3273 East Warm Springs Road,	171
	Las Vegas, Nevada, 89120, USA

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and in reliance upon Regulation S of the Securities Act, based on the following:

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

SECTION 15(G) OF THE EXCHANGE ACT

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated hereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

We were incorporated in Nevada under the name "OSK CAPITAL II CORP" in 1999. In April of 2005, we effectuated a merger and re-organization with Teliphone Inc., a Canadian Internet Telecommunications (VoIP or "Voice-Over-Internet-Protocol") Company. Teliphone Inc. is now a majority-owned subsidiary of our company and as such, our revenues are derived primarily from the sale of telecommunications services to retail clients.

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

We generate revenues from the sale of VoIP services to our customers, along with the hardware required for our customers to utilize these services. Our cost of sales includes all of the necessary purchases required for us to deliver these services. This includes the use of broadband internet access required for our servers to be in communication with our customers’ VoIP devices at the customer’s location, our rental of voice channels connected to the Public-Switched-Telephone-Network, that is the traditional phone network which currently links all phone numbers worldwide. Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.

We have incurred gross losses during our first three years of operation because the minimum purchases necessary in order to sustain our operations are enough to deliver services to more customers than we currently have. As a result, we estimate that we will continue to increase our gross profit over time. An indication of this is our positive gross profit for all interim periods ending December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007

We will continue to cover our cash shortfalls through debt financing with affiliated parties. In the event that we do not have a significant increase in revenues and we do not raise sufficient capital in the offering herein, management estimates we can only sustain our cash requirements for three months.  After three months, management will need to consider alternate sources of financing, including but not limited to additional debt financing, in order to sustain operations for the next twelve months.  No agreements or arrangements have been made as of this date for such financing.

Results of Operations

Fiscal Year End September 30, 2007

On The Company's balance sheet as of September 30, 2007, the Company had assets consisting of accounts receivable in the amount of $58,522, income tax receivable (Canadian Research and Development Tax Credits) of $16,311, inventory of $6,100 and prepaid expenses of $118,802 and $11,981 in cash. The Company has expended its cash in furtherance of its business plan, including primarily expenditure of funds to pay legal and accounting expenses, and has recorded the full value of the stock issued for services as a general, selling, and administrative expense. Consequently, the Company's balance sheet as of September 30, 2007 reflects a deficit accumulated of ($1,565,404) and a stockholders deficit of ($668,971).

The Company recorded sales of $673,278 of which $76,753 was hardware and $596,525 was services, for the year ended September 30, 2006 as compared to $440,804 of which $41,612 was hardware and $399,192 was services, for the year ended September 30, 2006. This revenue was derived from the sale of $420,805 of VoIP hardware and services to Residential and Business Retail clients and $252,473 VoIP hardware and services to Wholesale customers. For the year ended September 30, 2006, revenue was derived from the sale of $372,248 of VoIP hardware and services to Residential and Business Retail clients and $68,556 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $479,618 for the year ended September 30, 2007 compared to $454,712 for the year ended September 30, 2006, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the year ended September 30, 2007 of $193,660 compared to ($13,908) for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada.

The Company's aggregate operating expenses were $311,717 for the year ended September 30, 2007 compared to $655,860 for the year ended September 30, 2006. In particular, there was a decrease in Selling and Promotion expenses from $16,960 to $11,385 as the company reduced its purchasing of promotional media and sales travel as it concentrated its sales in its local market. There was an increase in Administrative wages from $31,250 to $55,220 as the Company began to pay its subsidiary President as an employee instead of a consultant in June of 2006. There was decrease in Research and Development Wages from $120,531 to $82,831as the company began to outsource some computer software development services in order to reduce costs. There was a decrease in Professional and Consulting fees from $278,429 to $53,838 attributed to decreased legal and audit costs since the bulk of the work in order to become fully SEC and Sarbanes-Oxley compliant was performed in the 2006 fiscal year. There was a decrease in General and Administrative Expenses from $146,026 to $41,367 due to decreased expenditures associated with the move of the company from its offices in downtown Montreal to those of Intelco Communications. There was an increase in Depreciation Expenses from $62,664 to $66,626 attributed to the acquisition of additional computer equipment during the period.

As a result, the Company had a net loss of ($150,626) for the year ended September 30, 2007 (when considering a minority interest of $26,439) compared to a net loss of ($668,374) for the year ended September 30, 2006 (when considering a minority interest of $25,484). The principal reasons for company’s net loss for the year ended September 30, 2007 is due to the higher cost of our VoIP network in Canada compared to the number of customers and the subsequent revenues we have been able to generate over it.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2008 and 2009 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the year ended September 30, 2007:

The Company used $90,787 in operating activities in 2006 compared to $341,787 in 2006. This change was attributable in large part to the decreased expenditures to maintain our telecommunications network and related maintenance of its operation.

The Company used cash in investing activities of $24,570 compared to $855 used in 2006. This change was attributable to the Company's acquisition of telecommunications equipment in order to upgrade its services in 2007 since major equipment purchases in 2004 and 2005 were completed with older equipment.

The Company had net cash provided by financing activities of $125,153 in 2007 compared to $408,747 in 2006. This change was primarily attributable to short term advances from shareholders.

In pursuing its business strategy, the Company will require additional cash for operating and investing activities, since the Company’s current level of gross margin is not adequate to cover all of the operating expenses. The Company therefore expects future cash requirements to continue to cover this shortfall. The Company will continue to borrow money from shareholders and related parties to cover this cash shortfall, while looking to reduce costs and increase revenues of its VoIP services.  The Company has sought to borrow money from related parties in order to sustain its operational cash flow needs since we began our registration process in August, 2006.  The Company records a debt to related party upon the receipt of funds from shareholders and officers and repays this loan through monthly payments in order to refund capital and pay interest fees.

The Company has cleared a registration of shares on form SB-2 for the sale of up to 20,000,000 of its shares of common stock at $0.25 per share. The Company anticipates proceeds of this offering to be approximately $450,568 should the minimum be raised to as high as $4,950,568 should the maximum be raised, after the payment of closing costs of approximately $49,432.

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

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, the company does not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

The company has classified its related party loans on its Balance sheet as of September 30, 2007 of $640,795 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2007 and 2006 had working capital deficit of $565,730 as of September 30, 2007. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services. Pursuant to the terms of the Agreement, the Company’s majority-owned subsidiary Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 Canada Inc. (The owner of Intelco Communications) in exchange for office rent, use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007. As of September 30, 2007, the balance remaining in the prepaid expense for Intelco is $118,802 (US$).

As of October 24, 2007, there has been no subsequent agreement formalized between the Company and Intelco regarding the treatment of the balance of the pre-paid expenses.  From August 1st, 2007, the Company continues to benefit from the delivery of services by Intelco (particularly office rental space) while being debited from the Company’s prepaid expense asset as payment.  There can be no assurance that this arrangement will continue nor that we will be able to continue to receive services under this arrangement.

Management believes that the current situation, specifically, Intelco’s desire to continue to provide us with the delivery of services against the pre-paid expenses even after the formal term of the agreement, is indicative of the intention of the parties to extend the existing agreement in place and to continue until the pre-paid services have been fully delivered.

Should we not be successful in re-negotiating favorable terms with Intelco in the future, the Company’s cash flow requirements from operations will increase by an estimated $6,000 per quarter due to office rent space charges, categorized within General and Administrative Expenses.  Likewise, the balance of pre-paid expenses will be written off of the financial statements as per generally accepted accounting principles since management’s assessment of the recoverability of the prepaid expense balance associated with the arrangement is that the prepaid expenses will not be recoverable should no new agreement be finalized.

Upon the Company becoming a reporting company pursuant to the Securities Exchange Act of 1934, as amended, the Company shall file a Form 8-K within four (4) business days describing any agreement with Intelco and attaching such agreement as an exhibit to the Form 8-K filing.

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation's spin-off of the corporation and pro-rata distribution of United American Corporation's holding of the Company's common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however, the company has an effective registration statement to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

The Company also holds the possibility of a contingent liability and SEC violation surrounding the distribution of a portion of its shares performed by its former parent company United American Corporation (“UAC”) to its shareholders.  The board of directors of UAC determined to spin off its stock holdings in us. To accomplish the spin off, UAC declared a stock dividend effective in at the end of business on October 30, 2006 for its equity interests in our company, consisting of 1,699,323 shares of our common stock, to UAC’s stockholders on a pro rata basis (with an additional 171 fractional shares distributed in December). The Company has filed a registration statement on Form SB-2 with the intent of complying with safe harbor provisions of Staff Legal Bulletin No. 4. Although the Company and UAC intended to follow steps necessary for reliance on the safe harbor, we failed to follow the appropriate steps. This activity represented a violation of federal securities laws. There is a possibility that the recipients could attempt to rescind their receipt of securities and the Securities and Exchange Commission could find that UAC made a distribution of securities in violation of Section 5. While the rescission of the receipt of securities would not be likely to have an impact on our financial condition as the shares would be returned to UAC, the action could have an adverse impact on the liquidity and prospective market for our shares of common stock.

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

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"), EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables", and EITF Issue No. 00-14, “Accounting for Certain Sales Incentives”.. When the Company emerged from the development stage with the acquisition of Teliphone Inc. they began to recognize revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

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

The Company recognizes this revenue utilizing the guidance set forth in EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables". For the Wholesale channel, the activation fee is recognized as deferred revenue, and amortized over the length of the service agreement. If the service is terminated within the term of the service agreement, the deferred revenue is fully amortized. This accounting is consistent with SAB 104 because the up-front fee is not in exchange for products delivered or services performed that represent the culmination of a separate earnings process, and hence the deferral of revenue is appropriate.

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

The Company also provides rebates to retail customers who purchase their customer equipment from retailers and satisfy minimum service period requirements.   This minimum service period (e.g. three months) differs from the length of  the service agreement (e.g. twelve months).  These rebates are recorded as a reduction of service revenue over the minimum service period based upon the actual rebate coupons received from customers and whose accounts are in good standing.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended September 30, 2007 and 2006 are included in general and administrative expenses in the consolidated statements of operations.

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

On January 1, 2006, the Company adopted the provisions of FAS No. 123R "Share-Based Payment" ("FAS 123R") which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("FAS 148"), as if the fair value method defined by FAS No. 123, "Accounting for Stock Based Compensation" ("FAS 123") had been applied to its stock-based compensation.

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

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company's financial statements.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", ("FAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company's financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

ITEM 7.	FINANCIAL STATEMENTS

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Teliphone Corp.
(formerly OSK Capital II Corporation)
Montreal, Quebec CANADA

I have audited the accompanying consolidated balance sheet of Teliphone Corp. (formerly OSK Capital II Corporation) (the “Company”) as of September 30, 2007 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ (deficit), and cash flows for the years ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  I was not engaged to perform an audit of the Company’s internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teliphone Corp. (formerly OSK Capital II Corporation) as of September 30, 2007, and the results of its consolidated statements of operations and comprehensive income (loss), changes in stockholders’ (deficit), and cash flows for the years ended September 30, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Pollack CPA
Cherry Hill, NJ
December 20, 2007

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS

US $

Current Assets:
Cash and cash equivalents	$11,981
Accounts receivable, net	58,522
Investment tax credit receivable	16,311
Inventory	6,100
Prepaid expenses and other current assets	118,802

Total Current Assets	211,716

Fixed assets, net of depreciation	63,248

TOTAL ASSETS	$274,964

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$20,015
Related party loans and advances	640,795
Accounts payable and accrued expenses	179,884

Total Current Liabilities	840,694

Total Liabilities	840,694

Minority interest	103,241

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,565,404)
Accumulated other comprehensive income (loss)	(35,277)

Total Stockholders' (Deficit)	(668,971)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$274,964

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED SEPTEMBER SEPTEMBER 30, 2007 AND 2006

	US$
	2007	2006

OPERATING REVENUES
Revenues	$673,278	$440,804

COST OF REVENUES
Inventory, beginning of period	11,034	32,468
Purchases and cost of VoIP services	474,684	433,278
Inventory, end of period	(6,100)	(11,034)
Total Cost of Revenues	479,618	454,712

GROSS INCOME (LOSS)	193,660	(13,908)

OPERATING EXPENSES
Selling and promotion	11,835	16,960
Administrative wages	55,220	31,250
Research and development wages	82,831	120,531
Professional and consulting fees	53,838	278,429
Other general and administrative expenses	41,367	146,026
Depreciation	66,626	62,664
Total Operating Expenses	311,717	655,860

LOSS BEFORE OTHER INCOME (EXPENSE)	(118,057)	(669,768)

OTHER INCOME (EXPENSE)
Loss on disposal of fixed assets	-	(1,654)
Interest expense	(59,008)	(22,436)
Total Other Income (Expense)	(59,008)	(24,090)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(177,065)	(693,858)
Minority interest	26,439	25,484

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(150,626)	(668,374)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(150,626)	$(668,374)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,418,362	31,287,254

COMPREHENSIVE INCOME (LOSS)
Net loss	$(150,626)	$(668,374)
Other comprehensive income (loss)
Currency translation adjustments	(14,433)	(63,351)
Comprehensive income (loss)	$(165,059)	$(731,725)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2005	31,089,520	31,090	$288,290	$(720,920)	$42,507	$(359,033)

Common stock issued for services	105,000	105	26,145	-	-	26,250

Common stock issued in conversion of debt	1,699,323	1,699	419,381	-	-	421,080

Net loss for the year	-	-	-	(693,858)	(63,351)	(757,209)

Balance September 30, 2006	32,893,843	32,894	$733,816	$(1,414,778)	$(20,844)	$(668,912)

Common stock issued for services	660,000	660	164,340	-	-	165,000

Adjustment of fractional shares	181	-	-	-	-	-

Net loss for the year	-	-	-	(150,626)	(14,433)	(165,059)

Balance September 30, 2007	33,554,024	$33,554	$898,156	$(1,565,404)	$(35,277)	$(668,971)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	US$
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,626)	$(668,374)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	66,626	62,664
Minority interests	(26,439)	(25,484)
Common stock issued for services	-	26,250
Loss on disposal of fixed assets	-	1,654
Provision for bad debts	-	(2,645)
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(32,678)	39,996
Decrease in investment tax credit receivable	5,582	1,826
Decrease in inventory	5,612	21,434
Decrease in prepaid expenses and other current assets	18,494	21,705
Increase in deferred revenues	9,774	8,290
Increase in liability for stock to be issued	-	165,000
Increase in accounts payable and
and accrued expenses	12,868	5,897
Total adjustments	59,839	326,587

Net cash (used in) operating activities	(90,787)	(341,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(24,570)	(855)

Net cash (used in) investing activities	(24,570)	(855)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in bank overdraft	(7,710)	523
Proceeds from loan payable - related parties, net	132,863	408,224

Net cash provided by financing activities	125,153	408,747

Effect of foreign currencies	2,185	(66,105)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	11,981	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$11,981	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$19,768	$11,993

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of related party debt into shares of common stock	$-	$421,080
Prepaid expenses for investment in Telephone, Inc., net	$-	$124,363

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $150,626 and $668,374 for the year ended September 30, 2007 and 2006, and has a working capital deficiency of $628,978 as of September 30, 2007.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein.

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended September 30, 2007 and 2006, the Company recorded approximately ($14,433) and ($63,351) in transaction gains (losses) as a result of currency translation.

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

The Company also provides rebates to retail customers who purchase their customer equipment from retailers and satisfy minimum service period requirements.   This minimum service period (e.g. three months) differs from the length of  the service agreement (e.g. twelve months).  These rebates are recorded as a reduction of service revenue over the minimum service period based upon the actual rebate coupons received from customers and whose accounts are in good standing.  The Company records a contingent liability to represent the amount of the refund obligation through earnings on a systematic basis.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2007.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $16,311 in investment tax credits as of September 30, 2007.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2007 and 2006 are included in general and administrative expenses in the consolidated statements of operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2007	2006

Net loss	$(150,626)	$(668,374)

Weighted-average common shares
Outstanding (Basic)	33,418,362	31,287,254

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,418,362	31,287,254

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended September 30, 2006 to conform with the September 30, 2007 presentation. These reclassifications had no effect on the net loss for the year ended September 30, 2006.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting and reporting of a change in accounting principle. This statement establishes that, unless impracticable, retrospective application is the required method for reporting of a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company had restated its consolidated financial statements in the past due to a correction of an error. There have been no restatements in the past two years included in these consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s consolidated financial statements.

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its consolidated financial statements.

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,329
Computer equipment	3	209,398
Vehicles	5	25,071

		235,798
Less: accumulated depreciation		172,550
Property and equipment, net		$63,248

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 3-	FIXED ASSETS (CONTINUED)

There was $66,626 and $62,664 charged to operations for depreciation expense for the years ended September 30, 2007 and 2006, respectively.

The Company had acquired assets of a now related entity in April 2005, United American Corporation (UAC).  UAC was the founder of Teliphone Inc., the Company’s majority-owend subsidiary.  This equipment was part of the initial investment made by UAC in Teliphone Inc.  These assets, included in fixed assets amounted to $104,500.

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the years ended September 30, 2007 was $36,000 on this loan. Accrued interest on this loan as of September, 2007 is $42,000.

In addition, there are approximately $156,411 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of September 30, 2007, the Company has $35,320 including accrued interest outstanding with an officer. The Company has recorded interest expense of approximately $678 for the year ended September 30, 2007. There were no amounts outstanding during the year ended September 30, 2006. As the amount is due on demand, the Company has classified the loan as a current liability.

As of September 30, 2007, the Company has $140,009 including accrued interest outstanding with shareholders. Interest expense for the years ended September 30, 2007 and 2006 were approximately $1,363 and $1,100, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

As of September 30, 2007, the Company has $9,055 including accrued interest outstanding with a company controlled by an officer of the Company. The Company has recorded interest expense of approximately $1,371 for the years ended September 30, 2007.   There were no amounts outstanding during the year ended September 30, 2006. As the amounts are due on demand, the Company has classified them as current liabilities.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through September 30, 2007 has not used the $12,000 (CDN$) per month. As of September, 2007, the balance remaining in the prepaid expense for Intelco is $118,802 (US$).  Teliphone Inc. is currently negotiating with Intelco as to how the credit position is to be treated going forward.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 8-	STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2007, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of September 30, 2007.

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

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2007, deferred tax assets consist of the following:

Net operating losses	$532,237

Valuation allowance	(532,237)

$-

At September 30, 2007, the Company had a net operating loss carryforward in the approximate amount of $1,565,404, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended September 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-	SUBSEQUENT EVENTS

On November 15, 2007, a shareholder of the company provided a fixed term deposit of $45,000 with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company.  The Company is providing the shareholder an annual interest rate of 20%, paid by issuance of stock of the company on a quarterly basis until the deposit is returned.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management, however, has identified certain limitations in specific critical controls in their accounting systems which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of September 30, 2007.

ITEM 8B.	OTHER INFORMATION

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers as of January 10, 2008 are as follows:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	36	April, 2005	Director, President, CEO, CFO

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

	Employer's name	Beginning and ending dates of employment	Positions Held	Brief Description of Employer's business

George Metrakos	Teliphone Inc.	Sep 1, 2004 to present	President	Telecommunications Company
	Teliphone Corp.	Apr 28, 2005 to present	President, CEO, CFO and Director	Holding Company
	United American Corp.	Nov 8, 2005 to present	President, CEO, CFO and Director	Holding Company
	Metratech Retail Systems Inc.	Mar 6, 2000 to Aug 31, 2004	President & Founder	Supply Chain Management Software

Director Independence

The Company is requesting, post-effectiveness of its registration statement on form SB-2, to be listed on the OTCBB (Over-the-Counter-Bulletin-Board) exchange.  Since the OTCBB does not have its own rules for director independence, the Company has adopted the director independence definitions as proposed by the NASDAQ stock market.

Mr. Metrakos is not an independent director of the Company since he is also an acting officer of the Company.

Compensation of Directors

Mr. Metrakos, Chairman of the Board and sole Director, is also the Company’s President, CEO and CFO.  Mr. Metrakos does not receive compensation as a Director.  Mr. Metrakos does receive compensation as on officer as disclosed in the “Executive Compensation” section of this prospectus.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

As of January 10, 2008, the Company’s sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

As of January 10, 2008, one of the Company's principal shareholders, 3874958 Canada Inc., has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended September 30, 2007.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2007	$33,746							$33,746
CEO, CFO, President &	2006	$52,501							$52,501
Chairman	2005	$48,000							$48,000
Robert Cajolet	2007								$0
Former Director	2006								$0
Resigned Nov. 28, 2006	2005								$0

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2007.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2007.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2007, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President

George Metrakos is compensated $33,746 annually by the Company's subsidiary Teliphone Inc. He does not currently receive any compensation from the Company. Effective April 28, 2005, he received 961,538 shares of restricted stock of the corporation when he exchanged his 3.9% ownership holdings of Teliphone Inc. which he held prior to the merger and re-organization. These shares are issued to Metratech Business Solutions Inc., a Canadian company wholly owned by George Metrakos. (His additional holdings of 77,260, also issued to Metratech Business Solutions Inc., were provided through his ownership position in United American Corporation, prior to United American Corporation's spin-off of the Company in October, 2006.)

Effective only once the common stock of the Company is trading over the counter, it has been agreed that George Metrakos will receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. This stock option plan has not been formalized or disclosed as of the date of this filing. It is anticipated that George Metrakos' annual base salary will increase to $120,000 per year. This will be as a combination of salaries as President of the subsidiary Teliphone Inc. and as CEO, CFO, Principal Accounting Officer and Director of the Company.

Robert Cajolet, former Chairman, CEO, CFO, Principal Accounting Officer and President

Robert Cajolet resigned from the Board of Directors and as an officer of the Company on November 28, 2006.  Robert Cajolet holds 1,250,000 shares provided to him within Beverly Hills Trading Corp’s 2,000,000 share holdings.  Robert Cajolet was not compensated monetarily by the Company.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as January 10, 2008, by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 4150 Ste- Catherine Street West, suite 200, Westmount (Montreal), Quebec, Canada H3Z 0A1.

Name	Title of Class	Shares Beneficially Owned (1)	Percent Class (1)

George Metrakos (2)	Common	1,988,798	5.9%

Officers and Directors
As a Group (1 Person)	Common	1,988,798	5.9%

3874958 Canada Inc. (3)	Common	12,560,451	37.4%

Officers, Directors and
Certain Beneficial Owners
As a group (2 persons)	Common	14,549,249	43.4%

(1) Applicable percentage of ownership is based on 33,554,024 shares of fully diluted common stock effective January 10, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of January 10, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) George Metrakos controls 1,988,798 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner. 961,528 shares were received from the merger and re-organization of Teliphone Inc. and OSK Capital II Corp. in April 2005, 77,270 from his holdings of Untied American Corporation prior to United American Corporation's spin-off of the Company stock in October, 2006 and the balance of 950,000 shares received in a private shareholder exchange between himself and 3874958 Canada Inc. in December, 2007.

(3) 3874958 Canada Inc. is owned by "Fiducie Familiale MAA" (MAA Family Trust), controlled by Ann Marie Poudrier.

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

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among Teliphone Inc. and OSK II Acquisition Corp. and OSK Capital II Corp.

2.2*	Letter agreement between OSK Capital II Corp. and Teliphone Inc., dated April 25, 2005

3.1*	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

3.2*	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

4.1*	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

14.1*	Code of Ethics (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 27, 2006).

10.1.*	Distribution agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone Inc., and 9164-4898 Quebec Inc.

10.2.*	Form of general conditions for use of the Company's telecommunications products and services.

10.3.*	Letter of Intent for a Joint Venture Agreement between Teliphone Inc. and Intelco Communication Inc., dated July 14, 2006.

10.4.*
Customer and Asset acquisition and software licensing agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone, Inc., Iphonia Inc., Telicom Inc. and United American Corporation.

10.5*	Agreement between Teliphone Inc. and Northern Communications Services Inc.

10.6*	Extension agreement between Teliphone Inc. and Podar Infotech Limited.

10.7*	Agreement between Teliphone Inc. and Podar Infotech Limited, dated April 28, 2005.

10.8*	Form of IP Port Service agreement, RNK Telecom.

10.9*	Master Services Agreement between Teliphone Inc. and Rogers Telecom Inc.

10.10*
Cash Advance agreement between related companies 3894517 Canada Inc. and Teliphone Inc. made and entered into in the city of Montreal, province of Quebec with an effective date of August 27, 2004 by and between Teliphone Inc., 3894517 Canada Inc., OSK Capital II Corp., and United American Corp.

10.11*	Wholesale agreement made and entered into in the city of Montreal, province of Quebec by and between Teliphone Inc. and 951-4877 Quebec Inc.

10.12*	Co-Location and Bandwidth Services Agreement, Peer 1 Network

10.12-A*	Co-Location and Bandwidth Services Agreement, Peer 1 Network, executed copy

10.13*	Linksys Service Provider or SP Reseller Authorization Agreement - Americas

10.14*	Amendment to agreement with BR Communications

21.**	Subsidiaries

23.2**	Consent of Independent Registered Public Accounting Firm (Michael Pollack CPA)

31.1**	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

31.2**	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.1*	Form of Subscription Agreement (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 10, 2007).
* Previously filed
** Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2007:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending September 30, 2007 was $31,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended September 30, 2007 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended September 30, 2007 was $0.

Year ended 2006:

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

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2007 and September 30, 2006 by Michael Pollack, CPA is compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by Michael Pollack, CPA on our September 30, 2007 and 2006 respectively audits were attributed to work performed by their full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIPHONE CORP.

Date: January 10, 2008	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

TELIPHONE CORP.

Date: January 10, 2008	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated..

TELIPHONE CORP.

Date: January 10, 2008	By:	/s/ George Metrakos
George Metrakos
Director