Form 10QSB
period 2007-12-31
Teliphone Corp
filed 2008-02-19
CIK 1101783

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

Commission file number 000-51151

TELIPHONE CORP
(Name of small business issuer in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

194 St-Paul St. west, Suite 303,
Montreal, Quebec, Canada, H2Y 1Z8
 (Address of principal executive offices)

4150 Ste-Catherine Street West, Suite 200,
Westmount (Montreal),
Quebec, Canada, H3Z 0A1
 (Address of former principal executive offices)

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

As of February 19, 2008 there were 33,525,024 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

TELIPHONE CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 (UNAUDITED)

ASSETS

US $

Current Assets:
Cash and cash equivalents	$10,013
Accounts receivable, net	82,757
Investment tax credit receivable	16,547
Inventory	10,704
Prepaid expenses and other current assets	115,685

Total Current Assets	235,706

Fixed assets, net of depreciation	43,744

TOTAL ASSETS	$279,450

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$13,737
Related party loans and advances	686,572
Accounts payable and accrued expenses	199,440

Total Current Liabilities	899,749

Total Liabilities	899,749

Minority interest	98,587

STOCKHOLDERS' (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding	33,554
Additional paid-in capital	898,156
Accumulated deficit	(1,613,564)
Accumulated other comprehensive income (loss)	(37,032)

Total Stockholders' (Deficit)	(718,886)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$279,450

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2007	2006
OPERATING REVENUES
Revenues	$189,968	$129,234

COST OF REVENUES
Inventory, beginning of period	6,100	11,034
Purchases and cost of VoIP services	115,955	109,267
Inventory, end of period	(10,704)	(17,697)
Total Cost of Revenues	111,351	102,604

GROSS INCOME (LOSS)	78,617	26,630

OPERATING EXPENSES
Selling and promotion	1,607	961
Administrative wages	-	38,807
Professional and consulting fees	82,004	9,181
Other general and administrative expenses	11,302	12,176
Depreciation	20,274	22,105
Total Operating Expenses	115,187	83,230

LOSS BEFORE OTHER INCOME (EXPENSE)	(36,570)	(56,600)

OTHER INCOME (EXPENSE)
Interest expense	(16,622)	(10,987)
Total Other Income (Expense)	(16,622)	(10,987)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(53,192)	(67,587)
Minority interest	4,654	14,003

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(48,538)	(53,584)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(48,538)	$(53,584)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,554,014	33,113,900

COMPREHENSIVE INCOME (LOSS)
Net loss	$(48,538)	$(53,584)
Other comprehensive income (loss)
Currency translation adjustments	(1,755)	(54)
Comprehensive income (loss)	$(50,293)	$(53,638)

The accompanying notes are an integral part of the condensed consolidated financial statements

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 (UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,538)	$(53,584)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	20,274	22,105
Minority interest	(4,654)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(23,222)	4,899
Decrease in investment tax credit receivable	-	601
(Increase) in inventory	(4,484)	(6,663)
Decrease in prepaid expenses and other current assets	4,803	10,232
Increase (decrease) in deferred revenues	(6,521)	1,717
Increase in liability for stock to be issued
Increase (decrease) in accounts payable and
and accrued expenses	17,449	(48,127)
Total adjustments	3,645	(15,236)

Net cash (used in) operating activities	(44,893)	(68,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(4,618)

Net cash (used in) investing activities	-	(4,618)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	-	1,685
Proceeds from loan payable - related parties, net	41,450	84,189

Net cash provided by financing activities	41,450	85,874

Effect of foreign currencies	1,475	(12,436)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(1,968)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,981	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,013	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$16,622	$1,099

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$165,000

The accompanying notes are an integral part of the condensed consolidated financial statements

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $48,538 and $53,584 for the three months ended December 31, 2007 and 2006, and has a working capital deficiency of $664,043 as of December 31, 2007.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations.

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently gone effective on a registration statement of Form SB-2 by the Securities and Exchange Commission to raise additional capital.  The Company has hired a market maker to secure a listing on the Over the Counter Bulletin Board. There is no guarantee that this will occur, however, the Company as of the filing of their Form 10-QSB for the first quarter ended December 31, 2007, has one comment to clear with FINRA.

The Company’s subsidiary, Teliphone Inc. has additionally on February 15, 2008, finalized a letter of intent with 9151-4877 Quebec Inc (known as Dialek Telecom) to acquire certain assets and liabilities from this entity. This transaction as described in Note 9 will assist the Company in achieving profitability in the future.

The Company’s management has made strides in the past year however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2007 and 2006, the Company recorded approximately ($1,755) and ($54) in transaction gains (losses) as a result of currency translation.

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2007.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has estimated $16,547 in investment tax credits as of December 31, 2007.

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2007 and 2006 are included in general and administrative expenses in the condensed consolidated statements of operations.

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2007	2006

Net loss	$(48,538)	$(53,584)

Weighted-average common shares
Outstanding (Basic)	33,554,024	33,113,900

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,554,014	33,113,900

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended December 31, 2006 to conform with the December 31, 2007 presentation. These reclassifications had no effect on the net loss for the three months ended December 31, 2006.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Furniture and fixtures	5	$1,348
Computer equipment	3	212,430
Vehicles	5	25,434

		239,212
Less: accumulated depreciation		195,468
Property and equipment, net		$43,744

There was $20,274 and $22,105 charged to operations for depreciation expense for the three months ended December 31, 2007 and 2006, respectively.

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the three months ended December 31, 2007 and 2006 was $9,000 on this loan.

In addition, there are approximately $202,805 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of December 31, 2007, the Company has $36,381 including accrued interest outstanding with an officer.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

As of December 31, 2007, the Company has $138,002 including accrued interest outstanding with shareholders.

As of December 31, 2007, the Company has $9,347 including accrued interest outstanding with a company controlled by an officer of the Company.

All of these amounts are recorded as current liabilities as they are all due on demand.

NOTE 5-	COMMITMENTS

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

Currently, the corporate headquarters is leasing space with Intelco Communications, a minority owner of the Company’s subsidiary Teliphone, Inc. Rent for the first year as well as use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network is provided to Teliphone Inc. in consideration for the 35 shares of the subsidiary Teliphone Inc. stock Intelco’s parent company 3901823 Canada, Inc. received. (See Note 6).

On November 15, 2007, a shareholder of the Company provided a fixed term deposit of $45,000 with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20%. The deposit remains outstanding and the liability to the shareholder is also outstanding.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6-	AGREEMENT – INTELCO COMMUNICATIONS

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

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through December 31, 2007 has not used the $12,000 (CDN$) per month. As of December 31, 2007, the balance remaining in the prepaid expense for Intelco is $115,685 (US$).  Teliphone Inc. is currently negotiating with Intelco as to how the credit position is to be treated going forward.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2007, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of December 31, 2007.

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

NOTE 8-	PROVISION FOR INCOME TAXES

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2007, deferred tax assets consist of the following:
Net operating losses	$548,612

Valuation allowance	(548,612)

$-

At December 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $1,613,564, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDTAED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9-	SUBSEQUENT EVENTS

On February 14, 2008, the Company entered into a Letter of Intent for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”).  As a result of the letter of intent, effective February 15, 2008, the Company acquired the following:

ASSETS

Active Customer Base totaling in and around 2,000 clients.

Accounts Receivable	$60,000
Credits and Write offs	6,000
Cash in Bank	10,000
Gov't sales tax credit refund	10,000

TOTAL ASSETS:   CDN $86,000

LIABILITIES

Current Supplier payables	$226,586

TOTAL LIABILITIES:   CDN $226,586

COMMITMENTS

Use of a CDN $150,000 operating line of credit facility at 18% per annum rate of interest.

The Company must pay the shareholders of 9151-4877 Quebec Inc. a total of CDN$420,000 of which a minimum monthly payment of CDN$ 9,992 must be made.

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

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in its 2007 Annual Report on Form 10-KSB.

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

On February 12 2008, the Company's majority-owned subsidiary Teliphone Inc. entered into a Letter of Intent to acquire certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”).  The assets included contracts of sale to 2,000 customers for telephony, internet and long distance services, and cash in bank and accounts receivable valued at $86,000.  Liabilities included amounts owed to suppliers delivering the services to those clients totaling $226,586.  The transaction also provided for Teliphone Inc. a $150,000 operating line of credit at an annual interest rate of 18%.

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

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $48,538 and $53,584 for the three months ended December 31, 2007 and 2006, and has a working capital deficiency of $664,043 as of December 31, 2007.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations.

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however the Company has recently gone effective on a registration statement of Form SB-2 by the Securities and Exchange Commission to raise additional capital.  The Company has hired a market maker to secure a listing on the Over the Counter Bulletin Board. There is no guarantee that this will occur, however, the Company as of the filing of their Form 10-QSB for the first quarter ended December 31, 2007, has one comment to clear with FINRA.

The Company’s subsidiary, Teliphone Inc. has additionally on February 15, 2008, finalized a letter of intent with 9151-4877 Quebec Inc (known as Dialek Telecom) to acquire certain assets and liabilities from this entity. This transaction will assist the Company in achieving profitability in the future.

The Company’s management has made strides in the past year however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The Company's condensed consolidated balance sheet as of the three months ended December 31, 2007, had assets consisting of accounts receivable in the amount of $82,757, income tax receivable (Canadian Research and Development Tax Credits) of $16,547, inventory of $10,704 and prepaid expenses of $115,685, fixed assets of $43,774 and $10,013 in cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of the period ended December 31, 2007 reflects an accumulated deficit of ($1,613,564) and a stockholders' deficit of ($718,886).

The Company recorded sales of $189,968 for the three months ended December 31, 2007 as compared to $129,234 for the three months ended December 31, 2006.  The increase in sales is primarily due to increased sales in the small business segment in our domestic market.

The Company's cost of sales were $111,351 for the three months ended December 31, 2007 as compared to $102,604 for the three months ended December 31, 2006, primarily as a consequence of increased sales, as well as a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.

The Company's aggregate operating expenses were $115,187 for the three months ended December 31, 2007 as compared to $83,230 for the three months ended December 31, 2006.  In particular, there was a increase in Selling and Promotion expenses from $961 to $1,607 as the company increased its sales travel to markets outside of the city of Montreal, Canada to bordering municipalities. Administrative wages and Professional and consulting fees were grouped as the company moved to outsource its development costs in order to reduce salaries.  Likewise, there was an increase in professional fees associated with its initial public offering prospectus.  The net result was an increase in Professional and consulting fees to $82,004 for the three months ended December 31, 2007 compared to Administrative wages, Professional and consulting fees of $47,988 for the three months ended December 31, 2006.   There was a decrease in General and Administrative Expenses from $12,176 to $11,302 due principally to the company’s offices being moved to a smaller, less expensive office space.  There was a decrease in Depreciation Expenses from $22,105 to $20,274 attributed to the Company not requiring additional equipment acquisitions during the period.

The Company had a net loss for the three months ended December 31, 2007 of ($48,538) as compared to ($53,584) for the three months ended December 31, 2006, primarily as a consequence of further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management, however, has identified certain limitations in specific critical controls in their accounting system which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended December 31, 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of September 30, 2007.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2007.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended December 31, 2007.

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

Teliphone Corp. a Nevada Corporation

Date: February 19, 2008	By:	/s/ George Metrakos
Name: George Metrakos
Title: Chief Executive Officer

Date: February 19, 2008	By:	/s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer