Form 10-Q
period 2008-03-31
Teliphone Corp
filed 2008-05-16
CIK 1101783

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

As of May 16, 2008 there were 33,525,024 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

TELIPHONE CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes to Financial Statements

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10 QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10 KSB for the year ended September 30, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

TELIPHONE CORP.
(FORMERLY OSK CAPITAL II CORPORATION)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)

ASSETS
	US $
	MARCH 31,	SEPTEMBER 30,
	2008	2007
		(AUDITED)
Current Assets:
Cash and cash equivalents	$35,264	$11,981
Accounts receivable, net	163,131	58,522
Investment tax credit receivable	-	16,311
Inventory	10,014	6,100
Prepaid expenses and other current assets	114,315	118,802

Total Current Assets	322,724	211,716

Fixed assets, net of depreciation	22,535	63,248
Goodwill	546,123	-

TOTAL ASSETS	$891,382	$274,964

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$6,932	$20,015
Related party loans and advances	682,417	640,795
Line of credit - Dialek	94,497	-
Current portion of note payable, Dialek Telecom	55,474	-
Accounts payable and accrued expenses	354,295	179,884

Total Current Liabilities	1,193,615	840,694

Long Term Liabilities:
Note payable, Dialek Telecom, net of current portion	344,394	-

TOTAL LIABILITIES	1,538,009	840,694

Minority interest	93,191	103,241

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding, respectively	33,554	33,554
Additional paid-in capital	898,156	898,156
Accumulated deficit	(1,638,650)	(1,565,404)
Accumulated other comprehensive income (loss)	(32,878)	(35,277)

Total Stockholders' Equity (Deficit)	(739,818)	(668,971)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$891,382	$274,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	US$		US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2008	2007	2008	2007

OPERATING REVENUES
Revenues	$481,863	$290,515	$291,895	$161,281

COST OF REVENUES
Inventory, beginning of period	6,100	11,034	10,705	17,697
Purchases and cost of telecommunicatons services	293,486	226,641	177,530	117,376
Inventory, end of period	(10,014)	(10,996)	(10,014)	(10,996)
Total Cost of Revenues	289,572	226,679	178,221	124,077

GROSS PROFIT	192,291	63,836	113,674	37,204

OPERATING EXPENSES
Selling and promotion	2,742	6,714	1,135	5,753
Administrative wages	11,467	107,651	11,467	68,844
Professional and consulting fees	157,583	24,291	75,579	15,110
Other general and administrative expenses	22,417	22,795	11,115	10,618
Depreciation	40,423	37,939	20,149	15,833
Total Operating Expenses	234,632	199,390	119,445	116,158

LOSS BEFORE OTHER INCOME (EXPENSE)	(42,341)	(135,554)	(5,771)	(78,954)

OTHER INCOME (EXPENSE)
Interest expense	(40,955)	(23,831)	(24,333)	(12,844)
Total Other Income (Expense)	(40,955)	(23,831)	(24,333)	(12,844)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(83,296)	(159,385)	(30,104)	(91,798)
Minority interest	10,050	31,991	5,396	17,988

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(73,246)	(127,394)	(24,708)	(73,810)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(73,246)	$(127,394)	$(24,708)	$(73,810)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,554,014	33,314,673	33,554,014	33,554,014

COMPREHENSIVE INCOME (LOSS)
Net loss	$(73,246)	$(127,394)	$(24,708)	$(73,810)
Other comprehensive income (loss)
Currency translation adjustments	2,399	(1,053)	4,154	532
Comprehensive income (loss)	$(70,847)	$(128,447)	$(20,554)	$(73,278)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	US$
	SIX MONTHS ENDED
	MARCH 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,246)	$(127,394)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	40,423	37,939
Minority interest	(10,050)	(31,991)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(93,471)	21,152
Decrease in investment tax credit receivable	11,282	-
(Increase) in inventory	(4,145)	(281)
Decrease in prepaid expenses and other current assets	2,129	9,303
Increase (decrease) in deferred revenues	(13,011)	15,093
(Decrease) in accounts payable and
and accrued expenses	(7,583)	(18,858)
Total adjustments	(74,426)	32,357

Net cash (used in) operating activities	(147,672)	(95,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	-	(4,618)
Cash received in acquisition of net assets of Dialek Telecom	74,039	-

Net cash (used in) investing activities	74,039	(4,618)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	-	9,733
Proceeds from loan payable - related parties, net	99,471	90,408

Net cash provided by financing activities	99,471	100,141

Effect of foreign currencies	(2,555)	(486)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	23,283	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,981	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$35,264	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$40,955	$7,291

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$165,000

Acquisition of Dialek Customers:
Accounts receivable	$9,742	$-
Goodwill	546,123	-
Accounts payable	(220,740)	-
Note payable	(409,164)	-

Cash received in acquisition	$(74,039)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring (losses) of $73,246 and $127,394 for the six months ended March 31, 2008 and 2007, and has a working capital deficiency of $870,891 as of March 31, 2008.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations; however the Company has gone effective on a registration statement of Form SB-2 by the Securities and Exchange Commission to raise additional capital.  The Company has hired a market maker to secure a listing on the Over the Counter Bulletin Board. There is no guarantee that this will occur, however, the Company as of the filing of their Form 10-QSB for the second quarter ended March 31, 2008, has one comment to clear with FINRA.

The Company’s subsidiary, Teliphone Inc. has additionally on February 15, 2008, finalized a letter of intent with 9151-4877 Quebec Inc (known as Dialek Telecom) to acquire certain assets and liabilities from this entity. This transaction as described in Note 9 will assist the Company in achieving profitability in the future.

The Company’s management has made strides in the past year; however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its entire majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. For the convertible debentures, fair values were calculated at net present value using the Company’s weighted average borrowing rate for debt instruments without conversion features applied to total future cash flows of the instruments.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). For the six months ended March 31, 2008 and 2007, respectively, the Company recorded approximately $2,399 and ($1,053) in transaction gains (losses) as a result of currency translation.

Research and Development

The Company annually incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"). When the Company emerged from the development stage with the acquisition of Teliphone Inc. and subsequent to their acquisition of the customers of Dialek Telecom (See Note 9) they began to recognize revenue from their VoIP Telephony and traditional telecommunications services when the services were rendered and customer equipment purchased as follows:

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom (see Note 9))

The Company earns revenue by reselling telecommunications services purchased from wholesale providers such as Rogers Communications and Videotron Telecom.  These revenues include monthly network access fees for local calling and internet access services billed one month in advance and recognized when earned.  Long Distance and Toll free calling service revenues are recognized when the service is rendered and included and billed the following month.   The revenue recognition policies used for these sales are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March 31, 2008.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has collected all of its tax credits for the current period and must apply in the future for credits relating to its development activities during the fiscal year ended September 30, 2007.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2008 and 2007 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007

Net loss	$(73,246)	$(127,394)

Weighted-average common shares
Outstanding (Basic)	33,554,014	33,314,673

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,554,014	33,314,673

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended March 31, 2008 to conform with the March 31, 2007 presentation. These reclassifications had no effect on the net loss for the six months ended March 31, 2007.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2008 and September 30, 2007 were as follows:

	Estimated Useful	March 31,	September 30,
	Lives (Years)	2008	2007

Furniture and fixtures	5	$1,302	$1,329
Computer equipment	3	205,144	209,398
Vehicles	5	24,562	25,071

		231,008	235,798
Less: accumulated depreciation		208,473	172,550
Property and equipment, net		$22,535	$63,248

There was $40,423 and $37,939 charged to operations for depreciation expense for the six months ended March 31, 2008 and 2007, respectively.

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the six months ended March 31, 2008 and 2007 was $18,000 on this loan.

In addition, there are approximately $192,479 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of March 31, 2008, the Company has $38,077 including accrued interest outstanding with an officer.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

As of March 31, 2008, the Company has $131,344 including accrued interest outstanding with shareholders.

As of March 31, 2008, the Company has $20,634 including accrued interest outstanding with companies controlled by an officer of the Company.

The Company must pay the shareholders of 9151-4877 Quebec Inc. a total of CDN $420,000 for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”) (See Note 9). The Company holds the option to pay the entire amount of the balance due at anytime. The Company is currently making a minimum monthly payment of CDN $9,992 which equates to the full payment of the CDN $420,000 over 60 months at 15% annual interest.

Maturities over the next 5 years and in the aggregate (CDN$) as of March 31, are as follows:

2009	$61,743
2010	71,669
2011	83,190
2012	96,563
2013	97,293

Total	$410,458

In addition, the shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As at March 31, 2008, the Company had drawn down CDN$97,000 of this line of credit.  Subsequently in May 2008, the Company drew down an additional $3,000.  The Company is making interest payments only against this line of credit.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 5-	COMMITMENTS (CONTINUED)

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

On November 15, 2007, a shareholder of the Company provided a fixed term deposit of $45,000 with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20% payable in common stock of The Company. The deposit remains outstanding and the liability to the shareholder is also outstanding.

On January 29, 2008, a shareholder of the Company provided a fixed term deposit of $30,000 with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20% payable in common stock of The Company. The deposit remains outstanding and the liability to the shareholder is also outstanding.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 6-	AGREEMENT – INTELCO COMMUNICATIONS (CONTINUED)

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through December 31, 2007 has not used the $12,000 (CDN$) per month. As of March 31, 2008, the balance remaining in the prepaid expense for Intelco is $111,717 (US$).  Teliphone Inc. is currently negotiating with Intelco as to how the credit position is to be treated going forward.

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of March 31, 2008.

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$557,141

Valuation allowance	(557,141)

$-

At March 31, 2008, the Company had a net operating loss carryforward in the amount of $1,638,650, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

NOTE 9-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES

On February 14, 2008, the Company entered into a Letter of Intent for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”).  As a result of the letter of intent, effective February 15, 2008, the Company acquired the following:

ASSETS

Active Customer Base totaling in and around 2,000 clients.

Accounts Receivable	$9,742
Cash in Bank	74,039
Goodwill	546,123

Total Assets: US	$629,904

LIABILITIES

Current supplier payables	$220,740

Total Liabilities: US	$220,740

The Company entered into a note payable for $409,164 (US$) for the acquisition of these net assets (see Note 4).

DIFFERENCE BETWEEN ACTUAL AND PURCHASE PRICE

After fully accounting for the actual results of operations since the acquisition on February 14, 2008, the Company, through external confirmation by suppliers and the Bank of Dialek Telecom, along with conservative estimates of the accounts receivable and credits/write-offs as described in the Letter of Intent, the Company has concluded that the difference between the assets and liabilities is CDN$177,122 and not CDN$140,586 as originally agreed upon, a difference of CDN$36,536 and has recorded this amount as goodwill.  According to the Letter of Intent entered, this would reduce the value of the acquisition from CDN$420,000 to CDN$383,464.  The Company is currently in negotiation to clarify this situation with the shareholders of Dialek Telecom in anticipation of the definitive agreement being finalized.

LINE OF CREDIT FACILITY

The shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As at March 31, 2008, the Company had drawn down CDN$97,000 ($94,497 US$) of this line of credit.  Subsequently in May 2008, the Company drew down an additional $3,000.  The Company is making interest payments only against this line of credit.

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

On February 15, 2008, the Company entered into a Letter of Intent with 9191-4200 Quebec Inc., owners of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”) for the acquisition of certain assets and liabilities of Dialek Telecom.  As a result, the Company acquired an additional 2,000 customers for telecommunications services in Canada, along with other assets valued at CDN$86,000 and liabilities valued at CDN$227,000 and access to an operating line of credit of CDN$150,000 at an annualized interest rate of 18%.

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

On February 15 2008, the Company’s majority-owned subsidiary Teliphone Inc. entered into a Letter of Intent with 9191-4200 Quebec Inc. to acquire certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”).  The assets included contracts of sale to 2,000 customers for telephony, internet and long distance services, and cash in bank and accounts receivable valued at $86,000.  Liabilities included amounts owed to suppliers delivering the services to those clients totaling $226,586.  The transaction also provided for Teliphone Inc. a $150,000 operating line of credit at an annual interest rate of 18%.  The transaction was valued at CDN$420,000.  9191-4200 Quebec Inc. has financed the transaction over 60 months at an annualized interest at of 15%.  The Company may pay the remaining balance at any time.

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

Effective the filing of this report, we have complied with all of these FCC requirements.

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

Effective the filing of this report, we have complied with all CRTC requirements.

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

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $73,246 and $127,394 for the six months ended March 31, 2008 and 2007, and has a working capital deficiency of $870,891 as of March 31, 2008.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations. In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services; however, this has not had an impact on the current year operations.

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

Three and Six Months Ended March  31, 2008 Compared to Three and Six Months Ended March 31, 2007

The Company's condensed consolidated balance sheet as of the three months ended March 31, 2008, had assets consisting of accounts receivable in the amount of $163,131, inventory of $10,014 and prepaid expenses of $114,315, fixed assets of $22,535 and $35,264 in cash. The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of the period ended March 31, 2008 reflects an accumulated deficit of ($1,638,650) and a stockholders' deficit of ($739,818).

The Company recorded sales of $481,863 for the six months ended March 31, 2008 as compared to $290,515 for the six months ended March 31, 2007.  The Company recorded sales of $291,895 for the three months ended March 31, 2008 as compared to $161,281 for the three months ended March 31, 2007.   The increase in sales is primarily due to the acquisition of the customer base of Dialek Telecom.

The Company's cost of sales were $289,572 for the six months ended March 31, 2008 as compared to $178,221 for the six months ended March 31, 2007, primarily as a consequence of increased sales, as well as a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.  The Company's cost of sales were $178,221 for the three months ended March 31, 2008 as compared to $124,077 for the three months ended March 31, 2007.

The Company's aggregate operating expenses were $234,632 for the six months ended March 31, 2008 as compared to $199,390 for the six months ended March 31, 2007.  In particular, there was a decrease in Selling and Promotion expenses from $6,714 to $2,742 as the company decreased its sales travel to markets outside of the city of Montreal, Canada as well as having a lower requirement for sales and promotion expenses as the company focuses on converting customers acquired through Dialek Telecom to their VoIP services. Administrative wages and Professional and consulting fees were grouped as the company moved to outsource its development costs in order to reduce salaries.  Likewise, there was an increase in professional fees associated with its initial public offering prospectus.  The net result was an increase in Professional and consulting fees from $24,291 to $157,583 for the six months ended March 31, 2008.   There was a slight decrease in General and Administrative Expenses from $22,795 to $22,417.  There was slight increase in Depreciation Expenses from $37,939 to $40,423 attributed to the Company not requiring additional equipment acquisitions during the period.

The Company had a net loss for the six months ended March 31, 2008 of $73,246 as compared to a net loss of $127,394 for the six months ended March 31, 2007.  The Company had a net loss of $24,708 compared with $73,810 for the three months ending March 31, 2008 and March 31, 2007 respectively.  The reduction of the loss over the comparative periods are primarily due to the acquisition of the customer base of Dialek Telecom, as well as further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2008 is to build a subscriber base of both residential and business customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies and international reseller partners.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2007. The Company has adopted SFAS 153 and believes that the impact on its consolidated financial statements is immaterial for the current quarter.

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

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the quarter ended March 31, 2008.

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

Teliphone Corp. a Nevada Corporation

Date: May 16, 2008	By:	/s/ George Metrakos
Name: George Metrakos
Title: Chief Executive Officer

Date: May 16, 2008	By:	/s/ George Metrakos
Name: George Metrakos
Title: Principal Accounting Officer