Form 10-Q
period 2008-06-30
Teliphone Corp
filed 2008-08-14
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51151

TELIPHONE CORP.
(Exact name of Registrant as specified in its charter)

Nevada	3661	84-1491673
(State or jurisdiction of Incorporation or organization)	(Primary Std. Industrial Classification Code Number)	(IRS Employer ID Number)

194 St-Paul St. west, Suite 303, Montreal, Quebec CANADA H2Y 1Z8
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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2008, there were 33,554,024 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED) AND SEPTEMBER 30, 2007 (AUDITED)

ASSETS
	US $
	JUNE 30, 2008	SEPTEMBER 30, 2007
		(AUDITED)
Current Assets:
Cash and cash equivalents	$2,173	$11,981
Accounts receivable, net	192,724	58,522
Investment tax credit receivable	-	16,311
Inventory	9,970	6,100
Prepaid expenses and other current assets	157,278	118,802

Total Current Assets	362,145	211,716

Fixed assets, net of depreciation	18,484	63,248
Goodwill	549,767	-

TOTAL ASSETS	$930,396	$274,964

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$4,797	$20,015
Related party loans and advances	673,800	640,795
Line of credit - Dialek	98,070	-
Current portion of note payable, Dialek Telecom	64,344	-
Accounts payable and accrued expenses	475,815	179,884

Total Current Liabilities	1,316,826	840,694

Long Term Liabilities:
Note payable, Dialek Telecom, net of current portion	280,157	-

TOTAL LIABILITIES	1,596,983	840,694

Minority interest	91,569	103,241

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding, respectively	33,554	33,554
Additional paid-in capital	898,156	898,156
Accumulated deficit	(1,656,218)	(1,565,404)
Accumulated other comprehensive income (loss)	(33,647)	(35,277)

Total Stockholders' Equity (Deficit)	(758,155)	(668,971)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$930,396	$274,964

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	US$		US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
OPERATING REVENUES
Revenues	$863,261	$474,145	$381,397	$183,630

COST OF REVENUES
Inventory, beginning of period	6,100	11,034	10,014	10,996
Purchases and cost of VoIP services	534,354	348,058	240,867	121,417
Inventory, end of period	(9,970)	(8,069)	(9,970)	(8,069)
Total Cost of Revenues	530,484	351,023	240,911	124,344

GROSS PROFIT	332,777	123,122	140,486	59,286

OPERATING EXPENSES
Selling and promotion	18,014	9,426	15,272	2,713
Administrative wages	27,753	128,947	16,286	21,296
Professional and consulting fees	214,424	29,574	56,841	5,283
Other general and administrative expenses	46,223	33,774	23,428	10,978
Depreciation	44,664	54,831	4,241	16,893
Total Operating Expenses	351,078	256,552	116,068	57,163

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(18,301)	(133,430)	24,418	2,123

OTHER INCOME (EXPENSE)
Interest expense	(84,564)	(42,506)	(43,608)	(18,675)
Total Other Income (Expense)	(84,564)	(42,506)	(43,608)	(18,675)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(102,865)	(175,936)	(19,190)	(16,552)
Minority interest	11,672	32,527	1,622	537

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(91,193)	(143,409)	(17,568)	(16,015)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(91,193)	$(143,409)	$(17,568)	$(16,015)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,554,024	33,394,453	33,554,024	33,554,024

COMPREHENSIVE INCOME (LOSS)
Net loss	$(91,193)	$(143,409)	$(17,568)	$(16,015)
Other comprehensive income (loss)
Currency translation adjustments	(1,630)	(9,146)	(769)	(8,093)
Comprehensive income (loss)	$(92,823)	$(152,555)	$(18,337)	$(24,108)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	US$
	NINE MONTHS ENDED
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(91,193)	$(143,409)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	44,664	54,831
Minority interest	(11,672)	(32,528)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(56,314)	(15,721)
Decrease in investment tax credit receivable	11,237	-
(Increase) decrease in inventory	(4,015)	3,327
(Increase) decrease in prepaid expenses and other current assets	(40,734)	15,806
Increase (decrease) in deferred revenues	(15,175)	12,122
Increase in accounts payable and
and accrued expenses	40,755	3,148
Total adjustments	(31,254)	40,985

Net cash (used in) operating activities	(122,447)	(102,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	-	(4,618)
Cash received in acquisition of net assets of Dialek Telecom	9,807	-

Net cash provided by (used in) investing activities	9,807	(4,618)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	-	(7,554)
Repayment of debt - Dialek	(31,562)	-
Proceeds from loan payable - related parties, net	134,107	130,967

Net cash provided by financing activities	102,545	123,413

Effect of foreign currencies	287	(2,115)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(9,808)	14,256

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	11,981	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,173	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$84,564	$15,506

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$165,000

Acquisition of Dialek Customers:
Accounts receivable	$74,533	$-
Goodwill	549,767	-
Accounts payable	(258,044)	-
Note payable	(376,063)	-

Cash received in acquisition	$(9,807)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring (losses) of ($91,193) and ($143,409) for the nine months ended June 30, 2008 and 2007, and has a working capital deficiency of $954,681 as of June 30, 2008.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker to secure a listing on the Over the Counter Bulletin Board, and the company’s Common Stock became tradeable over-the-counter in June 2008.

The Company’s subsidiary, Teliphone Inc. has additionally on June 30, 2008, finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities from this entity. This transaction as described in Note 9 will assist the Company in achieving profitability in the future.

The Company’s management has made strides in the past year; however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). For the nine months ended June 30, 2008 and 2007, respectively, the Company recorded approximately ($1,630) and ($9,146) in translation gains (losses) as a result of currency translation.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2008.

Accounts receivable are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has collected all of its tax credits for the previous period and must apply in the future for credits relating to its development activities during the fiscal year ending September 30, 2008.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2008 and 2007 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2008	2007

Net loss	$(91,193)	$(143,409)

Weighted-average common shares
Outstanding (Basic)	33,554,024	33,394,453

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,554,024	33,394,453

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended June 30, 2007 to conform with the June 30, 2008 presentation. These reclassifications had no effect on the net loss for the nine months ended June 30, 2007.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2008 and September 30, 2007 were as follows:

	Estimated Useful Lives (Years)	June 30, 2008	September 30, 2007
			(audited)
Furniture and fixtures	5	$1,310	$1,329
Computer equipment	3	206,513	209,398
Vehicles	5	24,725	25,071

		232,548	235,798
Less: accumulated depreciation		214,064	172,550
Property and equipment, net		$18,484	$63,248

There was $44,664 and $54,831 charged to operations for depreciation expense for the nine months ended June 30, 2008 and 2007, respectively.

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009. Interest on this loan for the nine months ended June 30, 2008 and 2007 was $27,000 on this loan.

In addition, there are approximately $184,694 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 20% per annum as follows:

As of June 30, 2008, the Company has $38,852 including accrued interest outstanding with an officer.

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

As of June 30, 2008, the Company has $129,320 including accrued interest outstanding with shareholders.

As of June 30, 2008, the Company has $20,934 including accrued interest outstanding with companies controlled by an officer of the Company.

The Company has entered negotiations with certain major debt holders about the possibility to convert their debt into shares of common stock of the Company now that the Company’s common stock is trading over-the-counter. There have been no conclusive agreements made, nor can there be any guarantee that the Company will be successful in reaching an agreement.

The Company must pay the shareholders of 9151-4877 Quebec Inc. a total of CDN $383,464 for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”) (See Note 9). The Company holds the option to pay the entire amount of the balance due at anytime.  The Company is currently making a minimum monthly payment of CDN $9,992 must be made which equates to the payment of the $376,063 (US$) (CDN $383,464) over 52 months at 15% annual interest.

Maturities over the next four fiscal years and in the aggregate (US$) as of June 30 are as follows:

2009	$64,344
2010	80,984
2011	94,003
2012	105,170
Total	$344,501

In addition, the shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As at June 30, 2008, the Company had drawn down $98,070 (CDN$100,000) of this line of credit.  The Company is making interest payments only against this line of credit.

The current portion of the note payable to shareholders of 9151-4877 Quebec Inc. is listed as “Current portion of Note Payable, Dialek Telecom” and the line of credit as “Line of credit- Dialek” in the financial statements under current liabilities.  The balance of the note payable is listed under long term liabilities.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

On November 15, 2007, a shareholder of the Company provided a fixed term deposit of $45,000 (US$) with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20% payable in common stock of The Company. The deposit remains outstanding and the liability to the shareholder is also outstanding.

On January 29, 2008, a shareholder of the Company provided a fixed term deposit of $30,000 (US$) with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20% payable in common stock of The Company. The deposit remains outstanding and the liability to the shareholder is also outstanding.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 6-	AGREEMENT – INTELCO COMMUNICATIONS (CONTINUED)

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through June 30, 2008 has not used the $12,000 (CDN$) per month. As of June 30, 2008, the balance remaining in the prepaid expense for Intelco is $112,463 (US$).  Teliphone Inc. is currently negotiating with Intelco as to how the credit position is to be treated going forward.

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of June 30, 2008.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$563,114

Valuation allowance	(563,114)

$-

At June 30, 2008, the Company had a net operating loss carryforward in the amount of $1,656,218, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2008 AND 2007

NOTE 9-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES

On February 14, 2008, the Company entered into a Letter of Intent for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”). The Company later entered into a definitive agreement for acquisition on June 30, 2008.  While the acquisition remained effective from the date of February 15, 2008, the Company updated the valuation after having negotiated the true values of the assets and liabilities.  As a result, the following demonstrates the details of the assets and liabilities acquired:

Value adjusted and disclosed in 06-30-2008 Definitive Agreement (US$)
Assets
Goodwill (customer contracts)	$549,767
Accounts Receivable	$74,533
Cash in Bank	$9,807

TOTAL ASSETS:	$634,107

Liabilities
Current Supplier Payables	$258,044
TOTAL LIABILITIES:

Note Payable (see Note 4):	$376,063

There was a reduction of the valuation due to the difference between the verified assets and liabilities that resulted in a decrease of the acquisition price from $411,894 (CDN$420,000) to $376,063 (CDN$383,464).  This valuation was agreed upon by both parties and filed as a definitive agreement on form 8-K on June 30, 2008.  The Company entered into a note payable as a result of the revenue buy-out agreement (see Note 4).

LINE OF CREDIT FACILITY

The shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of June 30, 2008, the Company had drawn down $98,070 (CDN$100,000) of this line of credit.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion of our financial condition and operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. This quarterly report contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “our company believes,” “management believes” and similar language. The forward–looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including our ability to (1) obtain sufficient capital or a strategic business arrangement to fund our expansion plans; (2) build the management and human resources infrastructure necessary to support the growth of our business; (3) competitive factors and developments beyond our control; and (4) those other risk factors, uncertainties and assumptions that are set forth in the discussion under the headings captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis”. Our actual results may differ materially from results anticipated in these forward–looking statements. We base the forward–looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10–Q.

GENERAL OVERVIEW

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

On February 15 2008, the Company’s majority-owned subsidiary Teliphone Inc. entered into a Letter of Intent with 9191-4200 Quebec Inc. to acquire certain assets and liabilities of 9151-4877 Quebec Inc. (Operating as “Dialek Telecom”). On July 16th, 2008, the Company signed a definitive agreement (with an effective date of February 15th, 2008) for the acquisition of assets including contracts for sales to approximately 2,000 customers for telephony, internet and long distance services, cash in bank, accounts receivable and goodwill valued at $634,107. Liabilities included amounts owed to suppliers delivering the services to those clients totaling $258,044. The transaction also provided for Teliphone Inc. a $150,000 operating line of credit at an annual interest rate of 18%. The transaction was valued as the assets less the liabilities for a total value of $376,063. 9191-4200 Quebec Inc. has financed the transaction over 60 months at an annualized interest at of 15%. The Company may pay the remaining balance at any time.

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

We are not dependent on a few major customers. Our largest Wholesale customer, Horizon Link, currently produces less than 10% of our monthly revenues.

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

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). For the nine months ended June 30, 2008 and 2007, respectively, the Company recorded approximately ($1,630) and ($9,146) in translation gains (losses) as a result of currency translation.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2008.

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

Results of Operations - Three and Nine Months Ended June 30, 2008 Compared to Three and Nine Months Ended June 30, 2007

The Company recorded sales of $863,261 for the nine months ended June 30, 2008 as compared to $474,145 for the nine months ended June 30, 2007.  The Company recorded sales of $381,397 for the three months ended June 30, 2008 as compared to $183,630 for the three months ended June 30, 2007.   The increase in sales is primarily due to the acquisition of the customer base of Dialek Telecom.

The Company's cost of sales were $530,484 for the nine months ended June 30, 2008 as compared to $351,023 for the nine months ended June 30, 2007, primarily as a consequence of increased sales, as well as a decrease in the cost of purchasing inventory. We have moved to outsourced fulfillment and provisioning of our device hardware and therefore stock inventory on an as needed basis in order to fulfill our re-seller demand.  The Company's cost of sales was $240,911 for the three months ended June 30, 2008 as compared to $124,344 for the three months ended June 30, 2007.

The Company's aggregate operating expenses were $351,078 for the nine months ended June 30, 2008 as compared to $256,552 for the nine months ended June 30, 2007.  In particular, there was a increase in Selling and Promotion expenses from $9,426 to $18,014 as the company increased its sales travel to markets outside of the city of Montreal, Canada, and invested in funds related to promotion of the Teliphone marketing brand of services to the new clients of Dialek Telecom.  Administrative wages and Professional and consulting fees were grouped as the company moved to outsource its development costs in order to reduce salaries.  Likewise, there was an increase in professional fees associated with its initial public offering prospectus.  The net result was an increase in Professional and consulting fees from $29,574 to $214,424 for the nine months ended June 30, 2008. There was an increase in General and Administrative Expenses from $33,774 to $46,223. There was decrease in Depreciation Expenses from $54,831 to $44,664 attributed to the Company not requiring additional equipment acquisitions during the period.

The Company had a net loss for the nine months ended June 30, 2008 of ($91,193) as compared to a net loss of ($143,409) for the nine months ended June 30, 2007.  The Company had a net loss of ($17,568) compared with ($16,015) for the three months ending June 30, 2008 and June 30, 2007 respectively.  The reduction of the loss over the comparative periods are primarily due to the acquisition of the customer base of Dialek Telecom, as well as further reduction of costs attributed to our telecommunications network and our operating expenses along with an increase in sales in our domestic market.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's condensed consolidated balance sheet as of the nine months ended June 30, 2008, had assets consisting of accounts receivable in the amount of $192,724, inventory of $9,970 and prepaid expenses of $157,278, fixed assets of $18,484 and $2,173 in cash.  The Company also shows Goodwill of $549,767, representing the acquisition of customer contracts from Dialek Telecom on February 15, 2008.  The Company has expended its cash in furtherance of its business plan, including expenditure of funds to pay legal and accounting expenses. Consequently, the Company's condensed consolidated balance sheet as of the period ended June 30, 2008 reflects an accumulated deficit of ($1,656,218) and a stockholders' deficit of ($758,155).

For the nine month period ending June 30, 2008:

The Company used ($122,447) in operating activities for the period in 2008 compared to ($102,424) for the same period in 2007. This change was attributable in large part to the increase in accounts receivable acquired with the acquisition of Dialek Telecom clients, along with an increase in pre-paid expenses as the Company took over the deposits that were left with Suppliers of Dialek Telecom prior to the acquisition in February 2008.

The Company was provided cash from investing activities of $9,807 compared to ($4,618) used for the same period last year. This change was attributable to the Company's acquisition of the Dialek Telecom bank account which contained this cash at the acquisition.  Likewise, the Company did not acquire any telecommunications equipment in the period, compared to the same period last year.

The Company had net cash provided by financing activities of $102,545 during the period compared to $123,413 for the same period last year. This change was primarily attributable to short term advances from shareholders and the acquisition of an operating line of credit for the Dialek acquisition.

In pursuing its business strategy, the Company will require additional cash for operating and investing activities, since the Company’s current level of gross margin is not adequate to cover all of the operating expenses. The Company therefore expects future cash requirements to continue to cover this shortfall. The Company will continue to borrow money from shareholders and related parties to cover this cash shortfall, while looking to reduce costs and increase revenues of its VoIP services.  The Company has sought to borrow money from related parties in order to sustain its operational cash flow needs.  The Company records a debt to related party upon the receipt of funds from shareholders and officers and repays this loan through monthly payments in order to refund capital and pay interest fees.

The Company has commenced the trading of its common stock on the Over-The-Counter-Bulletin-Board stock exchange and hence the Company now has further opportunity to sell common shares or raise debt utilizing its trading stock in collateral should it wish to do so in the future.  No agreements for the sale of stock nor the acquisition of further debt exist at this time.

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, the company does not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

The company has classified its related party loans on its Balance sheet as of June 30, 2008 of $673,800 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2008 had a working capital deficit of ($954,681). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

In addition, the Company entered into a letter of intent with Intelco Communications that can save them operating costs in addition to providing support services. Pursuant to the terms of the Agreement, the Company’s majority-owned subsidiary Teliphone Inc. agreed to issue 35 class A voting shares of its common stock representing 25.2% of Teliphone Inc.’s issued shares to 3901823 Canada Inc. (The owner of Intelco Communications) in exchange for office rent, use of Intelco’s data center for Teliphone Inc.’s equipment, and use of Intelco’s broadband telephony network valued at approximating $144,000 (CDN$) for the period August 1, 2006 through July 31, 2007. As of June 30, 2008, the balance remaining in the prepaid expense for Intelco is $112,463 (US$).

As of August 14, 2008, there has been no subsequent agreement formalized between the Company and Intelco regarding the treatment of the balance of the pre-paid expenses.  From August 1st, 2007, the Company continues to benefit from the delivery of services by Intelco (particularly the reduced costs of certain purchased services from suppliers, benefiting from Intelco’s volume discounts) while being debited from the Company’s prepaid expense asset as payment.  There can be no assurance that this arrangement will continue nor that we will be able to continue to receive services under this arrangement.

Management believes that the current situation, specifically, Intelco’s desire to continue to provide us with the delivery of services against the pre-paid expenses even after the formal term of the agreement, is indicative of the intention of the parties to extend the existing agreement in place and to continue until the pre-paid services have been fully delivered.

Should we not be successful in re-negotiating favorable terms with Intelco in the future, the balance of pre-paid expenses will be written off of the financial statements as per generally accepted accounting principles since management’s assessment of the recoverability of the prepaid expense balance associated with the arrangement is that the prepaid expenses will not be recoverable should no new agreement be finalized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in Canadian Dollars, any exchange rate change affecting the value of the Canadian Dollar relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the Canadian Dollar were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the Canadian Dollar were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

ITEM 4. CONTROL AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the date of this filing were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management, however, has identified certain limitations in specific critical controls in their accounting system which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended June 30, 2008. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of September 30, 2007.

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

 ITEM 1A -Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–KSB for the year ended September 30, 2007, which was  filed with the Securities and Exchange Commission on January 10, 2008 (the “Fiscal 2007 10–KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10–KSB.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3 - DEFAULTS UPON SENIOR SECURITES

There have been no material defaults.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders during the period covered by this report.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: August 14, 2008

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer