Form 10-K
period 2008-09-30
Teliphone Corp
filed 2008-12-19
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008
Commission File Number: 333-136993

TELIPHONE CORP
(Name of registrant as specified in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

194 St-Paul Street West, Suite 303,
Montreal, Quebec, Canada, H2Y 1Z8
 (Address of principal executive offices)

(514) 313-6010
(Registrant’s telephone number, including area code)

Joseph I. Emas, Attorney at Law
1224 Washington Avenue
Miami Beach, Florida  33139
Telephone (305) 531-1174
 (Name, address and telephone number of agent for service)

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those Sections.  Yes ☒     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 19, 2008 was approximately $674,436.  The price is based on the on the price of the issuer’s common stock as quoted on the Over-The-Counter Bulletin Board exchange.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of December 19, 2008 , was 33,554,024.

Documents incorporated by reference

None.

TELIPHONE CORP.
Report on Form 10-K
For the Fiscal Year Ended September 30, 2008

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements regarding Teliphone Corp. (the “Company” or “Teliphone”), which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information and that involve substantial risks and uncertainties. The Company's actual results of operations, some of which are beyond the Company's control, could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, history of operating losses and accumulated deficit; need for additional financing; dependence on future sales of our services; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors described under "Risk Factors" and throughout this Annual Report on Form 10-K. Actual results may differ materially from those projected. These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-K. We disclaim any intent or obligation to update these forward-looking statements.

PART I

ITEM 1.	BUSINESS

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

On July 14th, 2006 the Company entered into a Letter of Intent with 3901823 Canada Inc. ("3901823") whereby Teliphone Inc. will issue 3901823 new shares from its treasury such that 3901823 became a 25% owner of our subsidiary Teliphone Inc. effective August 1, 2006 in return for additional investment in the company.  Subsequently on September 30, 2008, the Company’s subsidiary Teliphone Inc. issued additional stock to the Company representing the conversion of cash advances from August 1, 2006 to September 30, 2008.  The resultant ownership of its subsidiary by the Company as of September 30, 2008 is 87.1%.  The Company does not have any other subsidiaries.

On October 30, 2006, United American Corporation spun off their share position in our Company through the pro rata distribution of their 25,737,956 shares to their shareholders. Although there were no contractual obligations on the part of the company or United American Corporation, this spin off was part of a long term strategy of United American Corporation.

History of Key Agreements

At the time of the merger and re-organization, the Company, through its subsidiary Teliphone Inc., was able to offer its services to customers in Canada only. This was achieved through the signing of a retail distribution agreement on March 1, 2005, with BR Communications Inc. ("BR") for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, BR was granted the exclusive right to distribute Teliphone Inc.’s VoIP services via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec for a 5 year term. The agreement included a commitment by the company to pay BR and its resellers 25% of the recurring revenues derived from clients in the territory. This agreement was later expanded on July 6, 2005 to include the city of Ottawa within the Province of Ontario and to remove the restriction of Sherbrooke, Quebec.  Subsequently on September 1, 2008, the agreement was amended by replacing the monthly % of recurring revenue commitment by a fixed monthly payment of $2,500 for a term of 24 months, removing all exclusivity restrictions, permitting the Company to sell its products and services in the Territory through other sales channels without paying BR any % of recurring revenues.

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

On April 6, 2006, the Company, through its subsidiary Teliphone Inc. signed a Master Services Agreement with Rogers Business Solutions ("Rogers"). This agreement permits Teliphone Inc. to purchase voice channel capacity for its Canadian Network. The majority of its current voice channel capacity already exists with Rogers, however, the current agreements are still between Rogers and the Company's former parent company, United American Corporation. It is anticipate that all of the capacity will transfer under the Teliphone Inc.-Rogers agreement by June 30, 2007. The term of the agreement is for 2 years, with no specific renewal conditions.  The contract was not renewed as the Company migrated its Canadian network towards Intelco, as outlined in the next paragraph.

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

On February 15, 2008, the Company entered into an agreement with 9191-4200 Quebec Inc., owners of Dialek Telecom for the acquisition of certain assets and liabilities of Dialek Telecom.  As a result, the Company acquired an additional 2,000 customers for telecommunications services in Canada, along with other assets valued at CDN$86,000 and liabilities valued at CDN$227,000 and access to an operating line of credit of CDN$150,000 at an annualized interest rate of 18%.

On  September 30, 2008, the Company re-evaluated its pre-paid services asset from Intelco (originally $144,000 CDN$ and valued at $119,819 CDN as of September 30, 2008) to 0$ since the Company had vacated the premises of Intelco and could not execute on the use of any of the pre-paid services originally earmarked for consumption.

As of September 30, 2008, the Company’s ownership in its subsidiary Teliphone Inc. increased from 74.8% to 87.1% due to the issuance of stock to the Company in exchange for funds invested from July 14th, 2008 to September 30, 2008.

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

teliPhone Small business VoIP services

The Company targets Small and Medium sized business clients with an expanded version of its offering. Average revenues per customer in this segment are $400. The Company markets these services primarily through its telecom interconnection resellers, who have existing customer relationships in this segment.

Teliphone has also developed and integrated new software permitting the replacement of traditional auto-attendant and office telephony systems. The Company has finalized its beta trials and has introduced this to the market through its interconnection re-seller base.

CallOnA.com

We are currently testing our CallOnA.com service, which permits users to execute free calls to certain international destinations by initiating a call from our website. This service has not been fully tested as of yet and we anticipate launching the service in a preliminary form within 2009.

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

We are not dependent on a few major customers. Our largest Wholesale customer, Horizon-Link, currently produces less than 10% of our monthly revenues.

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

An additional element of Canadian regulation is that the incumbent providers, Bell Canada (Central and Eastern Canada) and Telus (Western Canada), who in 2004 controlled over 75% of the Business and Residential phone lines, are not able to reduce their prices to meet the newly offered reduced price options of independent VoIP and Cable phone companies. This regulation permitted independents such as Teliphone to provide their VoIP phone service without fear of anti-competitive activity by the incumbents. The CRTC has recently ruled that incumbent phone providers are permitted to reduce pricing now that a 25% market share has been attained by the upstart phone service providers.  Teliphone views its long term strategy outside of just residential phone service, through the availability of international phone numbers to global clients, thereby creating an international product offering, a strategy that is very different from the geographically limited incumbent carriers.

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

CORPORATE OFFICES

The mailing address of our principal executive office is 194 St-Paul St West, Suite 303, Montreal, Quebec, H2Y 1Z8 Canada. Our telephone number is (514) 313-6010 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.caand our company website is www.teliphone.us. Our operational offices are located in Montreal, Quebec, our legal offices are located in Miami Beach, Florida and our data and collocation center is located in Montreal, Quebec.

EMPLOYEES

We currently have 8 employees. We utilize the services of various consultants who provide, among other things, accounting services, technological development services and sales services to the Company.

ITEM 1A.	RISK FACTORS

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

A. Risks Related To Our Financial Condition

A.1. We Have a Limited Operating History with Losses and Expect Losses to Continue

We have a limited operating history with losses and expect losses to continue for at least the next Fiscal Year Ending September 30, 2009. Should we continue to incur losses for a significant amount of time, the value of your investment in the common shares will be affected, and you could even lose your entire investment. We have been unprofitable since our inception and have incurred losses. Our accumulated deficit since inception on August 27, 2004 at September 30, 2008 was $1,753,060. These losses have resulted principally from costs incurred in our research and development programs, our general and administrative costs and our telecommunications network overhead costs. We have started to derive revenues from product and service sales since 2005. However, profitability is not being considered for the foreseeable future and is only expected for the fiscal year ending September 30, 2010.

A.2. We Require Additional Financing to Sustain Our Operations

We require additional financing to sustain our operations and in acquiring such additional financing investors in this offering may suffer substantial consequences such as dilution or a loss of seniority in preferences and privileges. Based on our current operating plan (12 month projected cash requirements found in the Plan of Operations), if the maximum number of shares are sold in this offering, we should have sufficient funds to satisfy our anticipated need for working capital and capital expenditures for the next 12 months. Otherwise, we will require funds to sustain operations and to develop our business. In order to cover our continued losses from operations, we require at least 5,000 active, paying customers. We have achieved just over 85% of this target. Should we receive funds based on the minimum offering as outlined in this prospectus and we maintain our current level of revenue growth, we will satisfy our anticipated need for working capital and capital expenditures for the next 12 months. We will require continued financing during this share registration process to sustain this shortfall until we reach our break-even point. Financing is likewise necessary to achieve our optimum growth.

In selling only the minimum number of shares, this results in insufficient proceeds for operations. Since our inception, our financing shortfall had been covered by United American Corporation, our former parent company until September 30, 2007. This was in the form of cash advances received on an "as needed basis" based on our agreement dated February 23, 2006. Part of the funds advanced have been converted to common stock of our Company at a value of $0.25 per share. During Fiscal Year ending September 30, 2009, we have likewise incurred additional debt by borrowing money through an operating line of credit established at our Subsidiary Teliphone Inc.’s bank.

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

We support local number portability for our customers allowing our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past has taken us 20 business days or longer. Although we have taken steps to automate this process to reduce the delay, a new customer must maintain both service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers. This slows the process of acquiring new customers, which could create a higher rate of early defection of new clients. This would cause our profitability to be reduced, and as such, the value of the common shares of our company would be lower.

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

D.4. Investors in our common stock will experience immediate and substantial dilution as a percentage of their holdings.

The net tangible book value of our common stock at September 30, 2008 was ($959,069), or ($0.029) per share based on 33,554,024 common shares outstanding at the time.  Any investor purchasing common stock will experience a substantial dilution.

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

Where you can get additional information

We will be subject to and will comply with the periodic reporting Requirements of Section 12(g) of the Securities Exchange Act of 1934. We will furnish to our shareholders an Annual Report on Form 10-K containing financial information examined and reported upon by independent accountants, and it may also provide unaudited quarterly or other interim reports such as Forms 10-Q or Form 8-K as it deems appropriate. Our periodic reports may be inspected at the public reference facilities of the U.S. securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or from the Commission's internet website, www.sec.gov and searching the EDGAR database for Vsurance Inc. Copies of such materials can be obtained from the Commission's Washington, D.C. office at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's executive offices are currently located 194 St-Paul Street West, suite 303, Montreal, Quebec, Canada, H2Y 1Z8. The 2300 square foot office space is rented at a base rent of approximately $1,800 per month.  In addition, under agreement with Peer 1 Networks, a data center and co-location facility, we rent 2 cabinets of space for our main telecommunications network equipment located at 1080 Beaver Hall, suite 1512, Montreal, PQ, Canada H2Z 1S2.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Over-The-Counter Bulletin Board Market under the symbol "TLPH". The following table sets forth, for the periods indicated, the high and low sale prices per share of common stock, as reported by the Over-The-Counter Bulletin Board Market.

Fiscal Year Ended September 30, 2008	High	Low
First Quarter	Not Trading
Second Quarter	Not Trading
Third Quarter	Not Trading
Fourth Quarter	$0.15	$0.02

Fiscal Year Ended September 30, 2007	High	Low
First Quarter	Not Trading
Second Quarter	Not Trading
Third Quarter	Not Trading
Fourth Quarter	Not Trading

As of Decembert 19th, there were 33,054,024 shares of our common stock outstanding and 317 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future. Our current policy is to retain all of our earnings to finance future growth.

Repurchases by the Company

During the last Fiscal Year we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Equity Compensation Plan Information

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements included elsewhere in this report and the information described under the caption "Risk Factors" found in Part 1. Readers should also be cautioned that results of any reported period are often not indicative of results for any future period.

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

We have incurred gross losses during our first three years of operation because the minimum purchases necessary in order to sustain our operations are enough to deliver services to more customers than we currently have. As a result, we estimate that we will continue to increase our gross profit over time. An indication of this is our positive gross profit from the interim period ending December 31, 2006.

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

Results of Operations

Fiscal Year End September 30, 2008

On The Company's balance sheet as of September 30, 2008, the Company had assets consisting of accounts receivable in the amount of $152,836, inventory of $8,964, prepaid expenses of $45,714 and no cash. The Company has expended its cash in furtherance of its business plan.  Consequently, the Company's balance sheet as of September 30, 2008 reflects a deficit accumulated of ($1,753,060) and a stockholders deficit of ($959,069).

The Company recorded sales of $1,215,570 of which $56,684 was hardware and $1,158,886 was services, for the year ended September 30, 2008 as compared to $673,278 of which $76,753 was hardware and $596,525 was services, for the year ended September 30, 2007. This revenue was derived from the sale of $1,055,133 of VoIP hardware and services to Residential and Business Retail clients and $160,437 VoIP hardware and services to Wholesale customers. For the year ended September 30, 2007, revenue was derived from the sale of $420,805 of VoIP hardware and services to Residential and Business Retail clients and $252,743 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $820,884 for the year ended September 30, 2008 compared to $479,618 for the year ended September 30, 2007, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the year ended September 30, 2008 of $394,686 compared to $193,660 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom.

The Company's aggregate operating expenses were $511,718 for the year ended September 30, 2008 compared to $311,717 for the year ended September 30, 2007. In particular, there was an increase in Selling and Promotion expenses from $11,385 to $21,757 as the company increase its purchasing of promotional media and sales travel as it concentrated it is seeking to expand its sales outside of  its local market. There was a decrease in Administrative wages from $138,051 to $85,222 as the Company paid some administrative wages for the year as consulting fees instead of employee wages and re-hired some of its technical staff that it had previously outsourced for Research and Development purposes. There was an increase in Professional and Consulting Fees from $53,838 to $238,617 as the company outsourced some computer software development services in order to reduce costs. There was an increase in General and Administrative Expenses from $41,367 to $117,941 due to an increase in expenditures associated with the move of the company from its offices at Intelco Communications to its in own offices in downtown Montreal as well as an increase in costs to produce a printed-invoice based billing system for Dialek Telecom customers.  There was a decrease in Depreciation Expenses from $66,626 to $47,881 since the company did not acquire a significant amount of new computer equipment during the period and the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net loss of ($187,656) for the year ended September 30, 2008 (when considering a minority interest of $43,381) compared to a net loss of ($150,626) for the year ended September 30, 2007 (when considering a minority interest of $26,439). The principal reasons for company’s net loss for the year ended September 30, 2008 is due to the higher cost of our VoIP network in Canada compared to the number of customers and the subsequent revenues we have been able to generate over it.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 and 2010 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the year ended September 30, 2008:

The Company used $30,307 in operating activities in 2006 compared to $90,787 in 2006. This change was attributable in large part to the decreased expenditures to maintain our telecommunications network and related maintenance of its operation along with the increase in the company’s ability to collect its receivables from clients acquired from Dialek Telecom.

The Company received cash in investing activities of $9,807 compared to a use of $24,570 in 2007. This change was attributable to the Company's acquisition of Dialek Telecom’s bank account, which had this cash in it at the time of acquisition as part of its acquisition of certain assets and liabilities of Dialek. The Company did not require any acquisitions of telecommunications equipment in order to serve its customers during 2008, as compared to an acquisition of $24,570 in the prior year.

The Company had net cash provided by financing activities of $18,299 in 2008 compared to $125,153 in 2007.  It must be noted that the Company was provided $408,747 of cash in financing activities in 2006 and $697,917 in 2005.  The Company continues to become less reliant on its raising funds (mostly in the form of related party debt) as its cash flow from operations improves.

In pursuing its business strategy, the Company will require additional cash for operating and investing activities, since the Company’s current level of gross margin is not adequate to cover all of the operating expenses. The Company therefore expects future cash requirements to continue to cover this shortfall. The Company will continue to borrow money through its operating line of credit at its subsidiary’s bank.  In order to increase this operating line, the Company relies on collateral guarantees from shareholders and related parties.  The Company continues to search for ways to reduce costs and increase revenues of its VoIP services.

On November 2nd, 2007, the Company cleared a registration of shares on form SB-2 for the sale of up to 20,000,000 of its shares of common stock at $0.25 per share. The Company anticipated proceeds of this offering to be approximately $450,568 should the minimum be raised to as high as $4,950,568 should the maximum be raised, after the payment of closing costs of approximately $49,432.  However, the company withdrew its offering on May 1, 2008 due to its inability to receive approval from the Over-The-Counter Bulletin Board exchange regulator (FINRA, the Financial Industry Regulatory Authority) for trading of its common stock over the counter with an open, pending offer to sell registered securities.  The Company intends to re-submit its preliminary prospectus for approval on form S-1 in the future should its capital raising strategies require it.

The Company anticipates raising funds in order to increase its base of retail customers through the acquisition of telecommunications resellers.  Likewise, the Company continues to pursue and carry out its business plan, which includes marketing programs aimed at the promotion of the Company's services, hiring additional staff to distribute and find additional distribution channels, enhance the current services the Company is providing and maintain its compliance with Sarbanes - Oxley Section 404."

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, the company does not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

The company has classified its related party loans on its Balance sheet as of September 30, 2008 of $628,424 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 2008 and 2007 had working capital deficit of $1,190,439and $565,730. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

In addition, the Company acquired certain assets and liabilities of Dialek Telecom on February 15, 2008 for a total price of CDN$383,464.  After 10 months of operations, the Company has evaluated, taking into account the interest payments required to finance the acquisition, the gross margin received and increase in operating expenses required to support the new customer base, that the assets and liabilities acquired were re-evaluated at CDN$401,812.  The positive gross margin from its operations related to the acquisition of certain assets and liabilities of Dialek have therefore contributed to the Company’s increase in cash flow contributed from operations.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended September 30, 2008 and 2007 are included in general and administrative expenses in the consolidated statements of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of September 30, 2008 and 2007	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended September 30, 2008 and 2007	F-3

Consolidated Statement of Changes in Stockholders’ Deficit for the Years
Ended September 30, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Teliphone Corp.
Montreal, Quebec CANADA

We have audited the accompanying consolidated balance sheets of Teliphone Corp. (the “Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ (deficit), and cash flows for the years ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teliphone Corp. as of September 30, 2008 and 2007, and the results of its consolidated statements of operations and comprehensive income (loss), changes in stockholders’ (deficit), and cash flows for the years ended September 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY December 17, 2008

TELIPHONE CORP.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2008 AND 2007

ASSETS
	US $
	SEPTEMBER 30,	SEPTEMBER 30,
	2008	2007
Current Assets:
Cash and cash equivalents	$-	$11,981
Accounts receivable, net	152,836	58,522
Investment tax credit receivable	-	16,311
Inventory	8,964	6,100
Prepaid expenses and other current assets	45,714	118,802

Total Current Assets	207,514	211,716

Fixed assets, net of depreciation	14,563	63,248
Goodwill	526,783	-

TOTAL ASSETS	$748,860	$274,964

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$19,545	$-
Deferred revenue	4,428	20,015
Related party loans and advances	628,424	640,795
Line of credit - Dialek	140,951	-
Current portion of note payable, Dialek Telecom	69,390	-
Accounts payable and accrued expenses	535,215	179,884

Total Current Liabilities	1,397,953	840,694

Long Term Liabilities:
Note payable, Dialek Telecom, net of current portion	250,116	-

TOTAL LIABILITIES	1,648,069	840,694

Minority interest	59,860	103,241

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding, respectively	33,554	33,554
Additional paid-in capital	898,156	898,156
Accumulated deficit	(1,753,060)	(1,565,404)
Accumulated other comprehensive income (loss)	(137,719)	(35,277)

Total Stockholders' Equity (Deficit)	(959,069)	(668,971)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$748,860	$274,964

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2008	2007
OPERATING REVENUES
Revenues	$1,215,570	$673,278

COST OF REVENUES
Inventory, beginning of period	6,100	11,034
Purchases and cost of VoIP services	823,748	474,684
Inventory, end of period	(8,964)	(6,100)
Total Cost of Revenues	820,884	479,618

GROSS PROFIT	394,686	193,660

OPERATING EXPENSES
Selling and promotion	21,757	11,835
Administrative wages	85,522	138,051
Professional and consulting fees	238,617	53,838
Other general and administrative expenses	117,941	41,367
Depreciation	47,881	66,626
Total Operating Expenses	511,718	311,717

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(117,032)	(118,057)

OTHER INCOME (EXPENSE)
Interest expense	(114,005)	(59,008)
Total Other Income (Expense)	(114,005)	(59,008)

NET LOSS BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(231,037)	(177,065)
Minority interest	43,381	26,439

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(187,656)	(150,626)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(187,656)	$(150,626)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,554,024	33,418,362

COMPREHENSIVE INCOME (LOSS)
Net loss	$(187,656)	$(150,626)
Other comprehensive income (loss)
Currency translation adjustments	(102,442)	(14,433)
Comprehensive income (loss)	$(290,098)	$(165,059)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehenisve
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2006	32,893,843	32,894	$733,816	$(1,414,778)	$(20,844)	$(668,912)

Common stock issued for services	660,000	660	164,340	-	-	165,000

Adjustment of fractional shares	181	-	-	-	-	-

Net loss for the year	-	-	-	(150,626)	(14,433)	(165,059)

Balance September 30, 2007	33,554,024	33,554	898,156	(1,565,404)	(35,277)	(668,971)

Net loss for the year	-	-	-	(187,656)	(102,442)	(290,098)

Balance September 30, 2008	33,554,024	$33,554	$898,156	$(1,753,060)	$(137,719)	$(959,069)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(187,656)	$(150,626)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	47,881	66,626
Minority interest	(43,381)	(26,439)

Changes in assets and liabilities
(Increase) in accounts receivable	(21,305)	(32,678)
Decrease in investment tax credit receivable	10,603	5,582
(Increase) decrease in inventory	(3,200)	5,612
Decrease in prepaid expenses and other current assets	66,553	18,494
Increase (decrease) in deferred revenues	(14,486)	9,774
Increase in accounts payable and
and accrued expenses	114,684	12,868
Total adjustments	157,349	59,839

Net cash (used in) operating activities	(30,307)	(90,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	-	(24,570)
Cash received in acquisition of net assets of Dialek Telecom	9,807	-

Net cash provided by (used in) investing activities	9,807	(24,570)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	19,545	(7,710)
Repayment of debt - Dialek	(40,835)	-
Proceeds from loan payable - related parties, net	39,589	132,863

Net cash provided by financing activities	18,299	125,153

Effect of foreign currencies	(9,780)	2,185

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(11,981)	11,981

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	11,981	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$-	$11,981

CASH PAID DURING THE YEARS FOR:
Interest expense	$83,730	$19,768

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$165,000

Acquisition of Dialek Customers:
Accounts receivable	$74,533	$-
Goodwill	549,767	-
Accounts payable	(258,044)	-
Note payable	(376,063)	-

Cash received in acquisition	$(9,807)	$-

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of ($187,656) and ($150,626) for the years ended September 30, 2008 and 2007, and has a working capital deficiency of $1,190,439 as of September 30, 2008.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The Company successfully reduced approximately $400,000 of related party debt as this was converted into additional shares of the Company’s stock in August 2006. There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.

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

In August of 2006, the Company sold approximately 25% of its subsidiary Teliphone Inc. to the parent company of Intelco Communications which will bring further opportunity and working capital to the Company. Since this period, Teliphone Inc. has required further cash investments from the Company.  These amounts, totaling approximately $600,000 have been converted into Common Stock of the subsidiary Teliphone Inc. hence, the resulting ownership of Teliphone Inc. by the parent company of Intelco Communications to be presently 12.9%.

The Company will look to further develop its existing relationship with its wholesaler in India in order to take advantage of the strong growth in demand for its VoIP products worldwide.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended September 30, 2008 and 2007, the Company recorded approximately $102,442 and $14,433 in transaction losses as a result of currency translation.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at September 30, 2008.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for September 30, 2008.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2008 and 2007 are included in general and administrative expenses in the consolidated statements of operations.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007

Net loss	$(187,656)	$(150,626)

Weighted-average common shares
Outstanding (Basic)	33,554,024	33,418,362

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,554,024	33,418,362

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended September 30, 2007 to conform with the September 30, 2008 presentation. These reclassifications had no effect on the net loss for the year ended September 30, 2007.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2008 and 2007 were as follows:

	Estimated Useful	September 30,	September 30,
	Lives (Years)	2008	2007

Furniture and fixtures	5	$1,255	$1,329
Computer equipment	3	197,879	209,398
Vehicles	5	23,692	25,071

		222,826	235,798
Less: accumulated depreciation		208,263	172,550
Property and equipment, net		$14,563	$63,248

There was $47,881 and $66,626 charged to operations for depreciation expense for the years ended September 30, 2008 and 2007, respectively.

The Company had acquired assets of a now related entity in April 2005, United American Corporation (UAC).  UAC was the founder of Teliphone Inc., the Company’s majority-owned subsidiary.  This equipment was part of the initial investment made by UAC in Teliphone Inc.  These assets, included in fixed assets amounted to $104,500.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, interest only payable monthly with no set maturity date and no collateral guarantee. Interest on this loan for the years ended September 30, 2008 and 2007 was $36,000, each. These amounts have all been paid as of September 30, 2008.

In addition, there are approximately $163,320 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.

The Company has also been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of September 30, 2008, the Company has $43,994 including accrued interest outstanding with an officer and a company controlled by the same officer of the Company. The Company has recorded interest expense of $2,390 for the year ended September 30, 2008. All amounts plus accumulated interest were outstanding during the year ended September 30, 2007. As the amount is due on demand, the Company has classified the loan as a current liability.

As of September 30, 2008, the Company has $207,878 including accrued interest outstanding with shareholders. Interest expense for the years ended September 30, 2008 and 2007 were approximately $16,565 and $1,363, respectively. As the amounts are due on demand, the Company has classified them as current liabilities.

The Company has entered negotiations with certain major debt holders about the possibility to convert their debt into shares of common stock of the Company now that the Company’s common stock is trading over-the-counter. There have been no conclusive agreements made, nor can there be any guarantee that the Company will be successful in reaching an agreement.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

The Company must pay the shareholders of 9151-4877 Quebec Inc. a total of CDN $383,464 for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”) (See Note 9). The Company holds the option to pay the entire amount of the balance due at anytime.  The Company is currently making a minimum monthly payment of CDN $9,992 must be made which equates to the payment of the $360,331 (US$) (CDN $383,464) over 52 months at 15% annual interest.

As of September 30, 2008, the amount left owing is $319,497.

Maturities over the next four fiscal years and in the aggregate (US$) as of September 30, 2008 are as follows:

2009	$69,391
2010	80,545
2011	93,493
2012	76,068
Total	$319,497

Subsequently on December 1, 2008, the Company and 9151-4877 Quebec Inc. entered into an agreement which permits the Company to pay 50% of the monthly payment in cash and the balance in shares of the common stock.  The last full cash payment was made on November 30, 2008.

In addition, the shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As at September 30, 2008, the Company had drawn down $140,951 (CDN$150,000) of this line of credit.  The Company is making interest payments only against this line of credit, totaling $10,572 for the year ended September 30, 2008.

The current portion of the note payable to shareholders of 9151-4877 Quebec Inc. is listed as “Current portion of Note Payable, Dialek Telecom” and the line of credit as “Line of credit- Dialek” in the financial statements under current liabilities.  The balance of the note payable is listed under long term liabilities.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 5-	COMMITMENTS

The Company’s subsidiary Teliphone Inc. had entered into a distribution agreement with one of its distributors in March 2006 for a period of five-years. The distribution agreement stipulates that the Company must pay up to 25% commissions on all new business generated by the distributor. This distributor controls the areas of Quebec and Ontario in Canada. The agreement does not stipulate any minimum commissions due the distributor, only that the distributor is paid monthly on its business generated. The Company is current with its commissions to the distributor.

On September 1, 2008, the company and its main distributor, 9164-4898 Quebec Inc., operating as “BR Communications Inc.” amended their agreement to convert the monthly 25% commitment to one which allows the Company to pay the Distributor’s resellers their commissions (reduces commitment to 15%) and to pay a remaining CDN$2,500 per month to the distributor for a period of 24 months terminating August 15, 2010.  Prior to this amendment, the Company paid out an average of CDN$6,000 to BR Communications Inc.

On August 23, 2005, The Company’s subsidiary Teliphone, Inc. entered into a marketing and distribution rights with Podar Infotech Ltd. The five year renewable agreement grants Podar the exclusive marketing and distribution rights for the Company’s products and services for India, China, Sri Lanka, Russia and UAE for which the Company will receive contractually agreed payments.  This agreement was terminated during 2008.

The Company’s subsidiary Teliphone, Inc. had entered into a lease agreement for its offices, which is set to expire on March 31, 2011. The Company pays approximately $28,000 per year for the years ending September 30, 2009 and 2010, and $16,000 for the six months ending March 31, 2011 for an aggregate total of $72,000.

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

On September 30, 2008, 133 class A voting shares of the common stock of Teliphone Inc. were issued to the Company for a conversion of cash advances and loans by the Company into its subsidiary.  As a result, 3901823 decreased its holding of Teliphone Inc. from 25.2% to 12.9%.

Teliphone Inc. recognized a prepaid expense for the fair value of the shares issued to Intelco. The value of the prepaid expense was determined based on the estimated cost of the services that Teliphone Inc. is to receive under the Joint Venture Agreement entered into for a one-year period of time. The cost was estimated at $12,000 (CDN$) per month. Teliphone Inc. up through September 30, 2007 has not used the $12,000 (CDN$) per month. As of September, 2008, the balance remaining in the prepaid expense for Intelco was $112,594 (US$).

On September 30, 2008, the Company re-evaluated the $112,594 pre-paid asset and considering that the Company has moved from the premises of Intelco, and will not benefit from any future use of equipment, data center or network, the Company reduced the value of this pre-paid asset to $0, with a corresponding reduction in Additional Paid-In Capital of the same amount.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of September 30, 2008 and 2007.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2008, deferred tax assets consist of the following:

Net operating losses	$596,040

Valuation allowance	(596,040)

$-

At September 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $1,753,060, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended September 30, 2008 and 2007 is summarized as follows:

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 9-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (CONTINUED)

Value adjusted and disclosed in 06-30-2008 Definitive Agreement (US$)
Assets
Goodwill (customer contracts)	$549,767
Accounts Receivable	$74,533
Cash in Bank	$9,807

TOTAL ASSETS:	$634,107

Liabilities
Current Supplier Payables	$258,044
TOTAL LIABILITIES:

Note Payable (see Note 4):	$376,063

There was a reduction of the valuation due to the difference between the verified assets and liabilities that resulted in a decrease of the acquisition price from $411,894 (CDN$420,000) to $376,063 (CDN$383,464).  This value fluctuates based on the exchange rate of the US and CDN dollars.  As of September 30, 2008, the value owing is $319,497.  This valuation was agreed upon by both parties and filed as a definitive agreement on form 8-K on June 30, 2008.  The Company entered into a note payable as a result of the revenue buy-out agreement (see Note 4).

LINE OF CREDIT FACILITY

The shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of September 30, 2008, the Company had drawn down $140,951 (CDN$150,000)) of this line of credit.

NOTE 10-              SUBSEQUENT EVENTS

Subsequently on December 1, 2008, the Company and 9151-4877 Quebec Inc. entered into an agreement which permits the company to pay 50% of the monthly payment in cash and the balance in shares of the common stock.  The last full cash payment was made on November 30, 2008.  As a result, the Company will replace its CDN$9,992 with a payment of CDN$4,996 in cash and CDN$4,996 in Restricted Common stock of the Company.  The Parties agreed to fix the exchange rate to the average exchange rate for the last 10 months of the contract at 1 CDN$ = 0.9447 US$, resulting in a monthly stock issuance of US$4,720.  The parties agreed to utilize the last 20 day average trading price to determine the amount of shares to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Michael Pollack, CPA as the Registrant's independent accountants

Teliphone Corp. (the "Company") elected to dismiss Michael Pollack, CPA as the independent registered public accounting firm responsible for auditing the Company's financial statements on February 14, 2008.

Michael Pollack, CPA's report on the Company's financial statements for the two years ended September 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles with the exception that Michael Pollack, CPA's Audit Reports, contained an explanatory note which raised substantial doubt as to the ability of the Company to continue as a going concern.

The termination, which was effective as of February 14, 2008, was approved by the Company's Board of Directors.

During the Company's two most recent fiscal years ended September 30, 2007 and 2006 and until February 14, 2008, which preceded the termination of Michael Pollack, CPA, the Company did not have any disagreements with Michael Pollack, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael Pollack, CPA, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During the Company's two most recent fiscal years ended September 30, 2007 and 2006 and until February 14, 2008 which preceded the termination of Michael Pollack, CPA, other than as is set forth herein, Michael Pollack, CPA did not advise the Company of any of the following:

(A) That the internal controls necessary for the Company to develop reliable financial statements did not exist;

(B) That information had come to Michael Pollack, CPA's attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

(C) (1) That Michael Pollack, CPA needed to expand significantly the scope of its audit, or that information had come to Michael Pollack, CPA's attention that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that would have prevented it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and (2) due to Michael Pollack, CPA's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, the accountant did not so expand the scope of its audit or conduct such further investigation; or

(D) (1) That information has come to Michael Pollack, CPA's attention that it had concluded materially impacted the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Michael Pollack, CPA's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements, except as indicated above), and (2) the issue has not been resolved to Michael Pollack, CPA's satisfaction prior to its termination.

The Company provided Michael Pollack, CPA with a copy of the disclosures set forth in this Current Report on Form 8-K, and requested that Michael Pollack, CPA furnish the Company with a letter addressed to the Michael Pollack, CPA stating whether it agrees with the statements made by the company herein. The letter received by the Company from Michael Pollack, CPA, in which Michael Pollack, CPA states that it is in agreement with the disclosures set forth herein, is attached hereto as Exhibit 16.1.

Engagement of KBL LLP

The Company has engaged KBL LLP to serve as the independent registered public accounting firm responsible for auditing the Company's financial statements on February 14, 2008. The engagement, which is effective as of February 14, 2008, was approved by the Company's Board of Directors.

Neither the Company nor anyone on behalf of the Company consulted KBL LLP during the two most recent fiscal years and any subsequent interim period prior to engaging KBL LLP, regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written KBL LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) and the related instructions of Item 304 of Regulation S-K) or reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management, however, has identified certain limitations in specific critical controls in their accounting systems which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2008. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2008.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers as of December 19, 2008 are as follows:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	37	April, 2005	Director, President, CEO, CFO

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

	Employer's name	Beginning and ending dates of employment	Positions Held	Brief Description of Employer's business
George Metrakos	Teliphone Inc.	Sep 1, 2004 to present	President	Telecommunications Company
	Teliphone Corp.	Apr 28, 2005 to present	President, CEO, CFO and Director	Holding Company
	United American Corp.	Nov 8, 2005 to Feb 22, 2008	President, CEO, CFO and Director	Holding Company
	Metratech Retail Systems Inc.	Mar 6, 2000 to Aug 31, 2004	President & Founder	Supply Chain Management Software

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

Board Committees

There are currently no Board Committees in place.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended September 30, 2008.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2008	$36,789							$36,789
CEO, CFO, President &	2007	$33,746							$33,746
Chairman	2006	$52,501							$52,501

Robert Cajolet	2008								$0
Former Director	2007								$0
Resigned Nov. 28, 2006	2006								$0

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2008.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2008, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President

Effective October 1, 2008, George Metrakos is compensated $0 annually by the Company as a base salary.  In lieu of base compensation, Mr. Metrakos will be compensated as a percentage commission on funds raised to effectuate its growth business plan during the upcoming fiscal year.

On April 28, 2005, he received 961,538 shares of restricted stock of the corporation when he exchanged his 3.9% ownership holdings of Teliphone Inc. which he held prior to the merger and re-organization. These shares are issued to Metratech Business Solutions Inc., a Canadian company wholly owned by George Metrakos. (His additional holdings of 77,260, also issued to Metratech Business Solutions Inc., were provided through his ownership position in United American Corporation, prior to United American Corporation's spin-off of the Company in October, 2006.)

Effective only once the common stock of the Company is trading over the counter, it has been agreed that George Metrakos will receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. This stock option plan has not been formalized or disclosed as of the date of this filing. It is anticipated that George Metrakos' annual base salary will increase to $120,000 per year when the funds become available.

Robert Cajolet, former Chairman, CEO, CFO, Principal Accounting Officer and President

Robert Cajolet resigned from the Board of Directors and as an officer of the Company on November 28, 2006.  Robert Cajolet holds 1,250,000 shares provided to him within Beverly Hills Trading Corp’s 2,000,000 share holdings.  Robert Cajolet was not compensated monetarily by the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as December 19, 2008 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is 194 St-Paul St West, suite 303, Montreal, Quebec, Canada H2Y 1Z8.

Name	Title of Class	Shares Beneficially Owned (1)	Percent Class (1)
George Metrakos (2)	Common	1,988,798	5.9%

Officers and Directors
As a Group (1 Person)	Common	1,988,798	5.9%

3874958 Canada Inc. (3)	Common	12,560,451	37.4%

Officers, Directors and
Certain Beneficial Owners
As a group (2 persons)	Common	14,549,249	43.4%

(1) Applicable percentage of ownership is based on 33,554,024 shares of fully diluted common stock effective December 19, 2008, Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of December 19, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) George Metrakos controls 1,988,798 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner. 961,528 shares were received from the merger and re-organization of Teliphone Inc. and OSK Capital II Corp. in April 2005, 77,270 from his holdings of United American Corporation prior to United American Corporation's spin-off of the Company stock in October, 2006 and the balance of 950,000 shares received in a private shareholder exchange between himself and 3874958 Canada Inc. in December, 2007.

(3) 3874958 Canada Inc. is owned by "Fiducie Familiale MAA" (MAA Family Trust), controlled by Ann Marie Poudrier.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

Director Independence

The Company is currently listed on the OTCBB (Over-the-Counter-Bulletin-Board) exchange. Since the OTCBB does not have its own rules for director independence, the Company has adopted the director independence definitions as proposed by the NASDAQ stock market.

Mr. Metrakos is not an independent director of the Company since he is also an acting officer of the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended 2008:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending September 30, 2008 was $30,000.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended September 30, 2008 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended September 30, 2008 was $0.00.

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

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended September 30, 2007 was $0.00.

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2008 and September 30, 2007 by Michael Pollack, CPA and KBL, LLPis compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by Michael Pollack, CPA and KBL, LLP on our September 30, 2008 and 2007 respectively audits were attributed to work performed by their full-time, permanent employees.

ITEM 15.	EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan of Merger by and among Teliphone Inc. and OSK II Acquisition Corp. and OSK Capital II Corp.

2.2*	Letter agreement between OSK Capital II Corp. and Teliphone Inc., dated April 25, 2005

3.1*	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

3.2*	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

4.1*	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

14.1*	Code of Ethics (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 27, 2006).

10.1.*	Distribution agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone Inc., and 9164-4898 Quebec Inc.

10.2.*	Form of general conditions for use of the Company's telecommunications products and services.

10.3.*	Letter of Intent for a Joint Venture Agreement between Teliphone Inc. and Intelco Communication Inc., dated July 14, 2006.

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

10.11*	Wholesale agreement made and entered into in the city of Montreal, province of Quebec by and between Teliphone Inc. and 951-4877 Quebec Inc.

10.12*	Co-Location and Bandwidth Services Agreement, Peer 1 Network

10.12-A*	Co-Location and Bandwidth Services Agreement, Peer 1 Network, executed copy

10.13*	Linksys Service Provider or SP Reseller Authorization Agreement - Americas

10.14*	Amendment to agreement with BR Communications

21.*	Subsidiaries

23.2**	Consent of Independent Registered Public Accounting Firm (KBL, LLP)

31.1**	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

31.2**	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.1*	Form of Subscription Agreement (incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on July 10, 2007).

* Previously filed
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIPHONE CORP.

Date: December 19, 2008	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

TELIPHONE CORP.

Date: December 19, 2008	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TELIPHONE CORP.

Date: December 19, 2008	By:	/s/ George Metrakos
George Metrakos
Director