Form 10-Q
period 2008-12-31
Teliphone Corp
filed 2009-02-13
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 13, 2009, there were 33,554,024 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 (UNAUDITED) AND SEPTEMBER 30, 2008

	US $
	DECEMBER 31,	SEPTEMBER 30,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	159,501	152,836
Inventory	6,593	8,964
Prepaid expenses and other current assets	35,480	45,714

Total Current Assets	201,574	207,514

Fixed assets, net of depreciation	10,922	14,563
Goodwill	460,241	526,783

TOTAL ASSETS	$672,737	$748,860

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities:
Bank overdraft	$72,416	$19,545
Deferred revenue	6,346	4,428
Current portion of related party loans	42,500	628,424
Line of credit - Dialek	-	140,951
Current portion of note payable, Dialek Telecom	-	69,390
Liability for stock to be issued	953,159	-
Accounts payable and accrued expenses	360,639	535,215

Total Current Liabilities	1,435,060	1,397,953

Long Term Liabilities:
Related party loans, net of current portion	70,828	250,116

TOTAL LIABILITIES	1,505,888	1,648,069

Minority interest	66,370	59,860

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 33,554,024 shares issued and outstanding, respectively	33,554	33,554
Additional paid-in capital	898,156	898,156
Accumulated deficit	(1,738,818)	(1,753,060)
Accumulated other comprehensive income (loss)	(92,413)	(137,719)

Total Stockholders' Equity (Deficit)	(899,521)	(959,069)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$672,737	$748,860

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2008	2007

OPERATING REVENUES
Revenues	$319,690	$189,968

COST OF REVENUES
Inventory, beginning of period	8,964	6,100
Purchases and cost of VoIP services	178,603	115,955
Inventory, end of period	(6,593)	(10,704)
Total Cost of Revenues	180,974	111,351

GROSS PROFIT	138,716	78,617

OPERATING EXPENSES
Selling and promotion	3,300	1,607
Administrative wages	40,440	-
Professional and consulting fees	24,054	82,004
Other general and administrative expenses	16,997	11,302
Depreciation	1,810	20,274
Total Operating Expenses	86,601	115,187

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	52,115	(36,570)

OTHER INCOME (EXPENSE)
Interest expense, net of interest income	(31,363)	(16,622)
Total Other Income (Expense)	(31,363)	(16,622)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	20,752	(53,192)
Minority interest	(6,510)	4,654

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	14,242	(48,538)
Provision for Income Taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$14,242	$(48,538)

NET EARNINGS (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,554,024	33,554,024

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$14,242	$(48,538)
Other comprehensive income (loss)
Currency translation adjustments	45,306	(1,755)
Comprehensive income (loss)	$59,548	$(50,293)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONDENSEDE CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,242	$(48,538)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	1,810	20,274
Minority interest	6,510	(4,654)

Changes in assets and liabilities
(Increase) in accounts receivable	(25,972)	(23,222)
(Increase) decrease in inventory	1,239	(4,484)
Decrease in prepaid expenses and other current assets	4,459	4,803
Increase (decrease) in deferred revenues	2,477	(6,521)
Increase (decrease) in accounts payable and
and accrued expenses	(497)	17,449
Total adjustments	(9,974)	3,645

Net cash provided by (used in) operating activities	4,268	(44,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	-	-
Cash received in acquisition of net assets of Dialek Telecom	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	55,340	-
Proceeds from loan payable - related parties, net	(70,493)	41,450

Net cash provided by (used in) financing activities	(15,153)	41,450

Effect of foreign currencies	10,885	1,475

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(1,968)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	11,981

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$10,013

CASH PAID DURING THE YEARS FOR:
Interest expense	$32,107	$16,622

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of debt for liability for stock to be issued	$953,159	$-

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net income (loss) of $14,242 and ($48,538) for the three months ended December 31, 2008 and 2007, and has a working capital deficiency of $1,233,486 as of December 31, 2008.  The Company has been successful in converting $953,159 in related party notes payable and accrued interest on those notes into 3,812,633 shares of common stock (conversion at $.25 per share). The Company recorded a liability for stock to be issued at December 31, 2008 of $953,159; upon issuance of the common stock, the working capital deficiency will become $280,327.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

The Company also successfully reduced approximately $400,000 of related party debt in August 2006 as this was converted into additional shares of the Company’s stock.

In August of 2006, the Company sold approximately 25% of its subsidiary Teliphone Inc. to the parent company of Intelco Communications which will bring further opportunity and working capital to the Company. Since this period, Teliphone Inc. has required further cash investments from the Company.  These amounts, totaling approximately $600,000 have been converted into Common Stock the subsidiary Teliphone Inc. on September 30, 2008 hence, the resulting ownership of Teliphone Inc. by the parent company of Intelco Communications to be presently 12.9%.

The Company’s subsidiary, Teliphone Inc. finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities from this entity. This transaction as described in Note 9 will assist the Company in achieving profitability in the future.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

While the Company has experienced its first interim three month period net profit for the period ending December 31, 2008, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.The Company’s management has made strides in the past year; however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

The Company will continue to search for acquisition opportunities as well as look to expand its distribution channels in other markets in furtherance of its business plan.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended December 31, 2008 and 2007, the Company recorded approximately $45,306 and ($1,755) in transaction losses as a result of currency translation.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at December 31, 2008.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for December 31, 2008.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2008 and 2007 are included in general and administrative expenses in the condensed consolidated statements of operations.

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2008	2007

Net income (loss)	$14,242	$(48,538)

Weighted-average common shares
Outstanding (Basic)	33,554,024	33,554,024

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,554,024	33,554,024

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS when the Company reported a loss because inclusion would have been antidilutive.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The Company has adopted the provisions of SFAS 123R as of its fiscal year ended September 30, 2006. The adoption of this principle had no effect on the Company’s operations.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended December 31, 2007 to conform with the December 31, 2008 presentation. These reclassifications had no effect on the net loss for the three months ended December 31, 2007.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2008, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2008 and September 30, 2008 were as follows:

	Estimated	December 31,
	Useful Lives	2008	September 30,
	(Years)	(unaudited)	2008
Furniture and fixtures	5	$1,097	$1,255
Computer equipment	3	172,887	197,879
Vehicles	5	20,699	23,692

		194,683	222,826
Less: accumulated depreciation		183,761	208,263
Property and equipment, net		$10,992	$14,563

There was $1,810 and $20,274 charged to operations for depreciation expense for the three months ended December 31, 2008 and 2007, respectively.

The Company had acquired assets of a now related entity in April 2005, United American Corporation (UAC).  UAC was the founder of Teliphone Inc., the Company’s majority-owned subsidiary.  This equipment was part of the initial investment made by UAC in Teliphone Inc.  These assets, included in fixed assets amounted to $104,500.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders.  The $300,000 remaining on the loan had become interest bearing at 12% per annum on August 1, 2006, interest only payable monthly with no set maturity date and no collateral guarantee. Interest on this loan for the three months ended December 31, 2008 and 2007 was $9,000, each. These amounts have all been paid as of December 31, 2008.  On December 31, 2008, the Company recorded the entire $300,000 into a liability for stock to be issued. The Company will convert this liability into 1,200,000 shares ($.25 per share) of the common stock of the Company.

In addition, there was approximately $145,081 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.  On December 31, 2008, the Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 580,324 shares ($.25 per share) of the common stock of the Company.

The Company has also over the past few years been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bear interest at interest rates ranging between 5% and 7% per annum as follows:

As of December 31, 2008, the Company had $22,321 including accrued interest outstanding with an officer and two companies controlled by the same officer of the Company. The Company has recorded interest expense of $170 for the three months ended December 31, 2008.  On December 31, 2008, the Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 89,283 shares ($.25 per share) of the common stock of the Company.

As of December 31, 2008, the Company had $76,106 including accrued interest outstanding with shareholders. The Company has recorded interest expense of $1,268 for the three months ended December 31, 2008.  On December 31, 2008, the Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 304,425 shares ($.25 per share) of the common stock of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

As of December 31, 2008, the Company had $22,021 of accrued interest on the outstanding related party loans with shareholders and companies that these shareholders were directors of. On December 31, 2008, the Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 88,083 shares ($.25 per share) of the common stock of the Company.

As of December 31, 2008, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the three months ended December 31, 2008 was $384. These notes accrue interest at 5% per annum, and at December 31, 2008, all interest has been paid to date. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at December 31, 2008.

The Company agreed to pay the shareholders of 9151-4877 Quebec Inc. a total of CDN $383,464 for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”) (See Note 9). The Company holds the option to pay the entire amount of the balance due at anytime.  Up thorough November 30, 2008, the Company was making a minimum monthly payment of CDN $9,992.01, which equates to the payment of the $360,331 (US$) (CDN $383,464) over 52 months at 15% annual interest.

On December 1, 2008, the Company and 9151-4877 Quebec Inc. entered into an agreement which permits the Company to pay 50% of the monthly payment in cash and the balance in shares of the common stock.

On December 31, 2008, the Company and Dialek Telecom agreed to convert the entire remaining principal of $264,476. The Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 1,057,905 shares ($.25 per share) of the common stock of the Company.

In addition, the shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of December 31, 2008, the Company had drawn down $123,153 (CDN$150,000) of this line of credit   On December 31, 2008, the Company and the shareholders of Dialek Telecom agreed to convert the entire amount. The Company recorded the entire amount into a liability for stock to be issued. The Company will convert this liability into 492,612 shares ($.25 per share) of the common stock of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

On November 15, 2007, a shareholder of the Company provided a fixed term deposit of $45,000 (US$) with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. For the three months ended December 31, 2008, the Company recorded interest expense of $2,250.  Until December 31, 2008, the Company provided the shareholder an annual interest rate of 20% payable in common stock of The Company. On December 31, 2008, the Company and the shareholder agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty.

On January 29, 2008, a shareholder of the Company provided a fixed term deposit of $30,000 (US$) with the Company’s bank in order to guarantee an equivalent value operating line of credit for use by the Company. The Company is providing the shareholder an annual interest rate of 20% payable in common stock of The Company. For the three months ended December 31, 2008, the Company recorded interest expense of $1,500.  On December 31, 2008, the Company and the shareholder agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty

These amounts collectively with $828 in accrued interest bring the total long-term note payable to $70,828.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

On September 1, 2008, the company and its main distributor, 9164-4898 Quebec Inc., operating as “BR Communications Inc.” amended their agreement to convert the monthly 25% commitment to one which allows the Company to pay the Distributor’s resellers their commissions (reduces commitment to 15%) and to pay a remaining CDN$2,500 per month to the distributor for a period of 24 months terminating August 15, 2010.  Prior to this amendment, the Company paid an average of CDN$6,000 monthly to BR Communications Inc.

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

The Company’s subsidiary Teliphone, Inc. had entered into a lease agreement for its offices, which is set to expire on March 31, 2011. The Company pays approximately $28,000 (CND$) per year for the years ending September 30, 2009 and 2010, and $16,000 (CND$) for the six months ending March 31, 2011 for an aggregate total of $72,000. Rent expense for the three months ended December 31, 2008 was $6,996 (CND$) or $5,770 (US$).

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 7-	STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2008, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 33,554,024 shares issued and outstanding as of December 31, 2008 and September 30, 2008.

The Company recorded a liability for stock to be issued on December 31, 2008 of $953,159 representing conversion of related party debt into 3,812,633 shares of common stock of the Company.  Upon issuance of the stock, the Company will have 37,366,657 issued and outstanding.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

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

At December 31, 2008, deferred tax assets consist of the following:

Net operating losses	$591,198

Valuation allowance	(591,198)

$-

At December 31, 2008, the Company had a net operating loss carryforward in the approximate amount of $1,738,818, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2008 and 2007 is summarized as follows:

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 9-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (CONTINUED)

Value adjusted and disclosed in 06-30-2008 Definitive Agreement (US$)
Assets
Goodwill (customer contracts)	$549,767
Accounts Receivable	$74,533
Cash in Bank	$9,807

TOTAL ASSETS:	$634,107

Liabilities
Current Supplier Payables	$258,044
TOTAL LIABILITIES:

Note Payable (see Note 4):	$376,063

There was a reduction of the valuation due to the difference between the verified assets and liabilities that resulted in a decrease of the acquisition price from $411,894 (CDN$420,000) to $376,063 (CDN$383,464).  This value fluctuates based on the exchange rate of the US and CDN dollars.  On December 31, 2008, the Company and the shareholders of Dialek Telecom agreed to convert the entire amount owing of $264,476 into 1,057,905 shares ($.25 per share) of the common stock of the Company.

LINE OF CREDIT FACILITY

The shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of December 31, 2008, the Company had drawn down $123,153 (CDN$150,000)) of this line of credit.  On December 31, 2008, the Company and the shareholders of Dialek Telecom agreed to convert the entire amounts owing into 492,612 shares ($.25 per share) of the common stock of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (UNAUDITED)

NOTE 10-	SUBSEQUENT EVENT

The Company received notice on February 11, 2009 from 9164-4898 Quebec Inc (known as BR Communications Inc.”). The notice claims that the Company owes BR Communications Inc. unpaid commissions totaling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

In the executed agreement with BR Communications Inc, it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR Communications Inc.

The Company is in the process of evaluating this dispute and is also considering counterclaims against BR Communications Inc. for lost sales due to BR’s default of their distribution agreement with the Company.

The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

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

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the period ending December 31, 2008 and 2007, are included in general and administrative expenses in the consolidated statements of operations.

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

Results of Operations - Three  Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

The Company recorded sales of $319,690 of which $5,916 was hardware and $313,774 was services, for the period ending December 31, 2008 as compared to $189,968 of which $16,003 was hardware and $173,965 was services, for the period ending December 31, 2007. This revenue was derived from the sale of $295,063 of VoIP hardware and services to Residential and Business Retail clients and $24,627 VoIP hardware and services to Wholesale customers. For the period ending December 31, 2007, revenue was derived from the sale of $134,877 of VoIP hardware and services to Residential and Business Retail clients and $55,091 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $180,974 for the period ending December 31, 2008 compared to $111,351 for the period ending December 30, 2007, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the period ending December 31, 2008 of $138,716 compared to $78,617 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom.

The Company's aggregate operating expenses were $86,601 for the period ending December 31, 2008 compared to $115,187 for the period ending December 31, 2007. In particular, there was an increase in Selling and Promotion expenses from $1,607 to $3,300 as the company increase its purchasing of promotional media and sales travel as it concentrated it is seeking to expand its sales outside of  its local market. There was an increase in Administrative wages from $0 to $40,440 as the Company re-hired certain employees who were being paid as consultants in the prior period. There was a decrease in Professional and Consulting Fees from $82,004 to $24,054 as the company reduced the outsourcing of its computer software development services. There was an increase in General and Administrative Expenses from $11,302 to 16,997 due to an increase in costs to produce a printed-invoice based billing system for Dialek Telecom customers.  There was a decrease in Depreciation Expenses from $20,274 to $1,810 since the company did not acquire a significant amount of new computer equipment during the period and the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net income of $14,242 for the period ending December 31, 2008 (when considering a minority interest of $6,510) compared to a net loss of ($48,538) for the prior period (when considering a minority interest of $4,654). The principal reasons for company’s net income for the period ending December 31, 2008 is due to the Company achieving a break-even point of sales as compared to the costs of maintaining its VoIP network.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 and 2010 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

While the Company has experienced its first interim three month period net profit for the period ending December 31, 2008, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.The Company’s management has made strides in the past year; however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

LIQUIDITY AND CAPITAL RESOURCES

For the period ending December 31, 2008:

On The Company's balance sheet as of December 31, 2008, the Company had assets consisting of accounts receivable in the amount of $159,501, inventory of $6,593, prepaid expenses of $35,480 and no cash. The Company has expended its cash in furtherance of its business plan. Consequently, the Company's balance sheet as of December 31, 2008 reflects a deficit accumulated of ($1,738,818) and a stockholders deficit of ($899,521).

The Company was provided $4,268 in cash in operating activities in 2008 compared to a use of ($44,893) for the same period in 2007. This change was attributable in large part to the decreased expenditures to maintain our telecommunications network and related maintenance of its operation along with the increase in the company’s ability to collect its receivables from clients acquired from Dialek Telecom.

The Company did not receive or use any cash from or to investing activities in both the 2008 and 2007 periods.

The Company was provided $41,450 net cash by financing activities in 2008 compared to a use of ($15,153) for the same prior period in 2007.

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

The company has classified its related party loans on its Balance sheet as of December 31, 2008 of $113,328 of which $42,500 is current and $70,828 is long term. The Company has made strides during the last period to convert a significant amount of related party debt to common stock with its pending issuance of $953,159 worth of shares at a price of $0.25 per share.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced its first quarterly net income, however has suffered recurring losses from operations in prior years, and at December 31, 2008 and September 30, 2007 had working capital deficits of $1,233,486 and $1,190,439. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

In addition, the Company acquired certain assets and liabilities of Dialek Telecom on February 15, 2008 for a total price of CDN$383,464.  After the first 10 months of operations, the Company had evaluated, taking into account the interest payments required to finance the acquisition, the gross margin received and increase in operating expenses required to support the new customer base, that the assets and liabilities acquired were re-evaluated at CDN$401,812.  The positive gross margin from its operations related to the acquisition of certain assets and liabilities of Dialek have therefore contributed to the Company’s increase in cash flow contributed from operations.  The entire debt and associated line of credit were converted to common stock at December 31, 2008 as outlined above in Related Party Debt.

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation's spin-off of the corporation and pro-rata distribution of United American Corporation's holding of the Company's common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009.  The entire balance along with any unpaid advances were all converted to common stock at December 31, 2008 as outlined above in Related Party Debt.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended December 31, 2008. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2008.

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company received notice on February 11, 2009 from 9164-4898 Quebec Inc (known as BR Communications Inc.”). The notice claims that the Company owes BR Communications Inc. unpaid commissions totaling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

In the executed agreement with BR Communications Inc, it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR Communications Inc.

The Company is in the process of evaluating this dispute and is also considering counterclaims against BR Communications Inc. for lost sales due to BR’s default of their distribution agreement with the Company.

The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

Other than the dispute mentioned above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

 ITEM 1A - RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended September 30, 2008, which was  filed with the Securities and Exchange Commission on December 19, 2008 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2008.  The Company recorded a liability for stock to be issued of $953,159 due to conversion of debt at December 31, 2008.

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

Dated: February 13, 2009

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer