Form 10-Q
period 2009-03-31
Teliphone Corp
filed 2009-05-15
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 15, 2009, there were 37,366,657 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND SEPTEMBER 30, 2008

ASSETS
	US $
	MARCH 31,	SEPTEMBER 30,
	2009	2008
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	234,222	152,836
Inventory	8,788	8,964
Prepaid expenses and other current assets	38,404	45,714

Total Current Assets	281,414	207,514

Fixed assets, net of depreciation	8,807	14,563
Goodwill	444,433	526,783

TOTAL ASSETS	$734,654	$748,860

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$115,328	$19,545
Deferred revenue	3,933	4,428
Current portion of related party convertible debentures	-	-
Current portion of related party loans	42,500	628,424
Line of credit - Dialek	-	140,951
Current portion of note payable, Dialek Telecom	-	69,390
Accounts payable and accrued expenses	291,042	535,215

Total Current Liabilities	452,803	1,397,953

Long Term Liabilities:
Related party convertible debentures, net of current portion	47,570	250,116
Related party loans, net of current portion	70,828	250,116

TOTAL LIABILITIES	571,201	1,898,185

Minority interest	74,024	59,860

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,366,657 and 33,554,024 shares issued and outstanding, respectively	37,367	33,554
Additional paid-in capital	1,847,501	898,156
Accumulated deficit	(1,711,316)	(1,753,060)
Accumulated other comprehensive income (loss)	(84,122)	(137,719)

Total Stockholders' Equity (Deficit)	89,430	(959,069)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$734,654	$998,976

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	US$		US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2009	2008	2009	2008

OPERATING REVENUES
Revenues	$644,395	$481,863	$323,961	$291,895

COST OF REVENUES
Inventory, beginning of period	8,964	6,100	6,593	10,705
Purchases and cost of VoIP services	348,724	293,486	170,122	177,530
Inventory, end of period	(8,788)	(10,014)	(8,788)	(10,014)
Total Cost of Revenues	348,900	289,572	167,927	178,221

GROSS PROFIT	295,495	192,291	156,034	113,674

OPERATING EXPENSES
Selling and promotion	3,428	2,742	128	1,135
Administrative wages	90,183	11,467	49,743	11,467
Professional and consulting fees	67,993	157,583	43,940	75,579
Other general and administrative expenses	37,387	22,417	20,388	11,115
Depreciation	3,572	40,423	1,762	20,149
Total Operating Expenses	202,563	234,632	115,961	119,445

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	92,932	(42,341)	40,073	(5,771)

OTHER INCOME (EXPENSE)
Interest expense	(37,024)	(40,955)	(4,917)	(24,333)
Total Other Income (Expense)	(37,024)	(40,955)	(4,917)	(24,333)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	55,908	(83,296)	35,156	(30,104)
Minority interest	(14,164)	10,050	(7,654)	5,396

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	41,744	(73,246)	27,502	(24,708)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$41,744	$(73,246)	$27,502	$(24,708)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	35,460,336	33,554,014	37,366,657	33,554,014

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$41,744	$(73,246)	$27,502	$(24,708)
Other comprehensive income (loss)
Currency translation adjustments	53,597	2,399	8,291	4,154
Comprehensive income (loss)	$95,341	$(70,847)	$35,793	$(20,554)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	US$
	SIX MONTHS ENDED
	MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,744	$(73,246)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	3,572	40,423
Minority interest	14,164	(10,050)

Changes in assets and liabilities
(Increase) in accounts receivable	(105,278)	(93,471)
Decrease in investment tax credit receivable	-	11,282
(Increase) in inventory	(1,226)	(4,145)
Decrease in prepaid expenses and other current assets	13,606	2,129
Increase (decrease) in deferred revenues	197	(13,011)
Increase in accounts payable and
and accrued expenses	(58,009)	(7,583)
Total adjustments	(132,974)	(74,426)

Net cash (used in) operating activities	(91,230)	(147,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of net assets of Dialek Telecom	-	74,039

Net cash provided by investing activities	-	74,039

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	98,838	-
Proceeds from debenture payable	47,570
Proceeds from loan payable - related parties, net	(53,720)	99,471

Net cash provided by financing activities	92,688	99,471

Effect of foreign currencies	(1,458)	(2,555)

NET INCREASE IN
CASH AND CASH EQUIVALENTS	-	23,283

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	11,981

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$35,264

CASH PAID DURING THE YEAR FOR:
Interest expense	$22,745	$40,955

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$953,158	$-

Acquisition of Dialek Customers:
Accounts receivable	$-	$9,742
Goodwill	-	546,123
Accounts payable	-	(220,740)
Note payable	-	(409,164)

Cash received in acquisition	$-	$(74,039)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred net income (loss) of $41,744 and ($73,246) for the six months ended March 31, 2009 and 2008, and has a working capital deficiency of $171,389 as of March 31, 2009.  The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

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

The Company’s subsidiary, Teliphone Inc. finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities from this entity. This transaction as described in Note 10 will assist the Company in achieving profitability in the future.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-                      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The Company further reduced approximately $950,000 of related party debt in February 2009 as this was converted into additional shares of the Company’s stock.

Subsequently on May 1, 2009, the company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it acquired the customer contracts of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 11- SUBSEQUENT EVENTS.

While the Company has experienced interim six month period net profit for the period ending March 31, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008. The Company’s management has made strides in the past year; however the accumulated losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended March 31, 2009 and 2008, the Company recorded approximately $53,597 and $2,399 in transaction gains as a result of currency translation.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom (see Note 10))

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at March 31, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for March 31, 2009.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2009 and 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March31,
	2009	2008

Net income (loss)	$41,744	$(73,246)

Weighted-average common shares
Outstanding (Basic)	35,460,336	33,554,024

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	35,460,336	33,554,024

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended March 31, 2008 to conform with the March 31, 2009 presentation. These reclassifications had no effect on the net loss for the six months ended March 31, 2008.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2008, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-                FIXED ASSETS

Fixed assets as of March 31, 2009 and September 30, 2008 were as follows:

	Estimated	(unaudited)
	Useful	March 31,	September 30,
	Lives (Years)	2009	2008
Furniture and fixtures	5	$1,059	$1,255
Computer equipment	3	166,945	197,879
Vehicles	5	19,988	23,692

		187,992	222,826
Less: accumulated depreciation		179,185	208,263
Property and equipment, net		$8,807	$14,563

There was $3,572 and $40,423 charged to operations for depreciation expense for the six months ended March 31, 2009 and 2008, respectively.

The Company had acquired assets of a now related entity in April 2005, United American Corporation (UAC).  UAC was the founder of Teliphone Inc., the Company’s majority-owned subsidiary.  This equipment was part of the initial investment made by UAC in Teliphone Inc.  These assets, included in fixed assets amounted to $104,500.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation’s stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company’s common stock.

In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation’s spin-off of the corporation and pro-rata distribution of United American Corporation’s holding of the Company’s common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders

The $300,000 remaining on the loan were interest bearing at 12% per Annum until it was converted to common stock of the Company through the issuance of 1,200,000 shares ($0.25 per share) on December 31, 2008.

In addition, there was approximately $145,081 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.  On December 31, 2008, the Company converted this liability into 580,324 shares ($0.25 per share) of the common stock of the Company.

The Company had also over the past few years been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bore interest at interest rates ranging between 5% and 7% per annum.  On December 31, 2008, the Company converted the remaining balances of $120,448 into 481,791 shares of the common stock of the Company ($0.25 per share)

As of March 31, 2009, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the six months ended March 31, 2009 was $2,210. These notes accrue interest at 5% per annum, and at March 31, 2009, all interest has been paid to date. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at March 31, 2009.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

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

On December 31, 2008, the Company and Dialek Telecom agreed to convert the entire remaining principal of $264,476 into 1,057,905 shares ($.25 per share) of the common stock of the Company.

In addition, the shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of December 31, 2008, the Company had drawn down $123,153 (CDN$150,000) of this line of credit   On December 31, 2008, the Company and the shareholders of Dialek Telecom agreed to convert the entire amount into 492,612 shares ($.25 per share) of the common stock of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payables and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty

The Company has accrued $2,125 in accrued interest on this payable.

NOTE 5-	CONVERTIBLE DEBENTURES

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “Debenture”) with an individual. The Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 5-	CONVERTIBLE DEBENTURES (CONTINUED)

The Debentures can either be paid to the holders on February 6, 2010 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “Debenture”) with an individual. The Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.

The Debentures can either be paid to the holders on February 6, 2010 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

The total amount of the Debentures entered into in February 2009 was $47,570.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 6-                COMMITMENTS

The Company’s subsidiary Teliphone Inc. had entered into a distribution agreement with one of its distributors in March 2006 for a period of five-years. The distribution agreement stipulated that the Company must pay up to 25% commissions on all new business generated by the distributor. This distributor controlled the areas of Quebec and Ontario in Canada. The agreement was terminated due to a default by the distributor on its terms and conditions.

The default is now in dispute, as The Company received notice on February 11, 2009 from 9164-4898 Quebec Inc (known as BR Communications Inc.”). The notice claims that the Company owes BR Communications Inc. unpaid commissions totaling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

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

The Company’s subsidiary Teliphone, Inc. had entered into a lease agreement for its offices, which is set to expire on March 31, 2011. The Company pays approximately $28,000 (CND$) per year for the years ending September 30, 2009 and 2010, and $16,000 (CND$) for the six months ending March 31, 2011 for an aggregate total of $72,000. Rent expense for the six months ended March 31, 2009 was $11,540.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 8-                STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,366,657 and 33,554,024 shares issued and outstanding as of March 31, 2009 and September 30, 2008.

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

The Company issued 3,812,633 shares of common stock of the Company in February 2009 as part of the debt conversion agreement with related parties on December 31, 2008.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

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

At March 31, 2009, deferred tax assets consist of the following:

Net operating losses	$581,847

Valuation allowance	(581,847)

$-

At March 31, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,711,316, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 10-              ACQUISITION OF CERTAIN ASSETS AND LIABILITIES

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

There was a reduction of the valuation due to the difference between the verified assets and liabilities that resulted in a decrease of the acquisition price from $411,894 (CDN$420,000) to $376,063 (CDN$383,464).  This value fluctuates based on the exchange rate of the US and CDN dollars.  On December 31, 2008, the Company converted the entire amount owing of $264,476 into 1,057,905 shares ($.25 per share) of the common stock of the Company.

LINE OF CREDIT FACILITY

The shareholders of 9151-4877 Quebec Inc. have provided a revolving line of credit facility of CDN $150,000 18% per annum rate of interest.  As of December 31, 2008, the Company had drawn down $123,153 (CDN$150,000)) of this line of credit.  On December 31, 2008, the Company and the shareholders of Dialek Telecom converted the entire amounts owing into 492,612 shares ($.25 per share) of the common stock of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 11-              SUBSEQUENT EVENTS

On May 7, 2009, the Company entered into an assignment agreement with 9191-4200 Quebec Inc. in order to have the customer contracts of Orion Communications Inc., an Ontario, Canada Company assigned to the Company for its management.  No consideration was paid, however the Company and 9191-4200 Quebec Inc. have agreed to share 50% each of the gross benefits received from the customer base effective May 1, 2009.

9191-4200 Quebec Inc. likewise provided to the Company a cash deposit of CDN$240,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.

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

In June of 2008, the Company commenced trading of its common stock over the counter under the ticker symbol TLPH.

History of Key Agreements

At the time of the merger and re-organization, the Company, through its subsidiary Teliphone Inc., was able to offer its services to customers in Canada only. This was achieved through the signing of a retail distribution agreement on March 1, 2005, with BR Communications Inc. ("BR") for the purpose accessing the retail consumer portion of our target market through retail and Internet-based sales. Under the terms of this agreement, BR was granted the exclusive right to distribute Teliphone Inc.’s VoIP services via Internet-based sales or direct sales to retail establishments in the territory consisting of the Province of Quebec in Canada exclusive of Sherbrooke, Quebec for a 5 year term. The agreement included a commitment by the company to pay BR and its resellers 25% of the recurring revenues derived from clients in the territory. This agreement was later expanded on July 6, 2005 to include the city of Ottawa within the Province of Ontario and to remove the restriction of Sherbrooke, Quebec.  Subsequently on September 1, 2008, the agreement was amended by replacing the monthly % of recurring revenue commitment by a fixed monthly payment of $2,500 for a term of 24 months, removing all exclusivity restrictions, permitting the Company to sell its products and services in the Territory through other sales channels without paying BR any % of recurring revenues.  The contract was terminated in February 2009.

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

Subsequently on May 7th, 2009, the Company entered into a customer assignment agreement with the owners of Orion Communications Inc.  The Company and the owner of Orion Communications, 9191-4200 Quebec Inc. agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the period ending March 31, 2009 and 2008, are included in selling and promotion expenses in the consolidated statements of operations.

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

Results of Operations – Six and Three Months Ended March 31, 2009 Compared to Six and Three Months Ended March 31, 2008

The Company recorded sales of $644,395 of which $50,602 was hardware and $593,793 was services, for the six month period ending March 31, 2009 as compared to $481,863 of which $30,542 was hardware and $451,321 was services, for the same period ending March 31, 2008. This six month period ending March 31, 2009 revenue was derived from the sale of $609,849 of VoIP hardware and services to Residential and Business Retail clients and $34,546 VoIP hardware and services to Wholesale customers. For the same period ending March 31, 2008, revenue was derived from the sale of $383,755 of VoIP hardware and services to Residential and Business Retail clients and $98,108 VoIP hardware and services to Wholesale customers.

The Company recorded sales of $323,961 of which $33,896 was hardware and $290,065 was services, for the three month period ending March 31, 2009 as compared to $291,895 of which $14,282 was hardware and $277,613 was services, for the same period ending March 31, 2008. This six month period ending March 31, 2009 revenue was derived from the sale of $315,422 of VoIP hardware and services to Residential and Business Retail clients and $8,539 VoIP hardware and services to Wholesale customers. For the same period ending March 31, 2008, revenue was derived from the sale of $251,849 of VoIP hardware and services to Residential and Business Retail clients and $40,046 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $348,900 for the six month period ending March 31, 2009 compared to $289,572 for the same period ending March 31, 2008, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the six month period ending March 31, 2009 of $295,495 compared to $192,291 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom.

The Company's cost of sales were $167,927 for the three month period ending March 31, 2009 compared to $178,221 for the same period ending March 31, 2008, primarily as a consequence of a recent decrease in network costs as the Company recently signed new agreements with its carriers to reduce its costs based on the new volumes of telecommunications traffic achieved.  The net result was a gross margin for the three month period ending March 31, 2009 of $156,034 compared to $113,674 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom.

The Company's aggregate operating expenses were $202,563 for the six month period ending March 31, 2009 compared to $234,632 for the same period ending March 31, 2008. In particular, there was an increase in Selling and Promotion expenses from $2,742 to $3,428 as the company increase its purchasing of promotional media and sales travel as it concentrated it is seeking to expand its sales outside of  its local market. There was an increase in Salaries and wages from $11,467 to $90,183 as the Company re-hired certain employees who were being paid as consultants in the prior period. There was a decrease in Professional and Consulting Fees from $157,583 to $67,993 as the company reduced the outsourcing of its computer software development services. There was an increase in General and Administrative Expenses from $22,417 to 37,387 due to an increase in costs to produce a printed-invoice based billing system for Dialek Telecom customers.  There was a decrease in Depreciation Expenses from $40,423 to $3,572 since the company did not acquire a significant amount of new computer equipment during the period and has been leasing its new computer equipment as part of a capital cost reduction plan. Likewise, the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net income of $41,744 for the six month period ending March 31, 2009 (when considering a minority interest of $14,164) compared to a net loss of ($73,624) for the prior period (when considering a minority interest of $10,050). The principal reasons for company’s net income for the period ending March 31, 2009 is due to the Company achieving a break-even point of sales as compared to the costs of maintaining its VoIP network.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 and 2010 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

While the Company has experienced its first interim six month period net profit for the period ending March 31, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.The Company’s management has made strides in the past year; however the continued losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

LIQUIDITY AND CAPITAL RESOURCES

For the period ending March 31, 2009:

On The Company's balance sheet as of March 31, 2009, the Company had assets consisting of accounts receivable in the amount of $234,222, inventory of $8,788, prepaid expenses of $38,404 and no cash. The Company has expended its cash in furtherance of its business plan. Consequently, the Company's balance sheet as of March 31, 2009 reflects an accumulated deficit of ($1,711,316) and a stockholders equity of $89,430.

The Company used $91,230 in cash in operating activities during the six month period ending March 31, 2009 compared to a use of $147,672 for the same period in 2008. This change was attributable in large part to the decreased expenditures to maintain our telecommunications network and related maintenance of its operation along with the six months of net income positive operations.

The Company did not receive or use any cash from or to investing activities in 2008 but received $74,039 during the 2007 period related to the acquisition of net assets of Dialek Telecom.

The Company was provided $92,688 net cash by financing activities in 2008 compared to being provided $99,471 in case for the same prior period in 2007.

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

The company has classified its related party loans on its Balance sheet as of March 31, 2009 of $160,898 of which $42,500 is current and $118,398 is long term. The Company has made strides during the last period to convert a significant amount of related party debt to common stock as it converted $953,159 worth of shares at a price of $0.25 per share.

The accompanying financial statements have demonstrated two subsequent quarterly positive net incomes, however has suffered recurring losses from operations in prior years, and at March 31, 2009 and September 30, 2008 had working capital deficits of $171,389 and $1,190,439. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

In addition, the Company acquired certain assets and liabilities of Dialek Telecom on February 15, 2008 for a total price of CDN$383,464.  After the first 10 months of operations, the Company had evaluated, taking into account the interest payments required to finance the acquisition, the gross margin received and increase in operating expenses required to support the new customer base, that the assets and liabilities acquired were re-evaluated at CDN$401,812.  The positive gross margin from its operations related to the acquisition of certain assets and liabilities of Dialek have therefore contributed to the Company’s increase in cash flow contributed from operations.  The entire debt and associated line of credit were converted to common stock at December 31, 2008 as outlined above.

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation's spin-off of the corporation and pro-rata distribution of United American Corporation's holding of the Company's common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009.  The entire balance along with any unpaid advances were all converted to common stock at December 31, 2008 as outlined above.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended March 31, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2008.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company issued 3,812,636 shares of the Common Stock in February, 2009 as part of a debt conversion agreement with various creditors on December 31, 2008.  The total value of the stock issuance was $953,159 at $0.25 per share.

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

Dated: May 15, 2009

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer