Form 10-Q
period 2009-06-30
Teliphone Corp
filed 2009-08-14
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2009 there were 37,366,657 shares of the issuer's $.001 par value common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND SEPTEMBER 30, 2008

ASSETS
	US $
	JUNE 30,	SEPTEMBER 30,
	2009	2008
	(UNAUDITED)

Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	597,196	152,836
Inventory	10,493	8,964
Prepaid expenses and other current assets	74,102	45,714

Total Current Assets	681,791	207,514

Fixed assets, net of depreciation	11,717	14,563
Goodwill	812,086	526,783

TOTAL ASSETS	$1,505,594	$748,860

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$140,071	$19,545
Deferred revenue	1,506	4,428
Promissory note payable	31,813	-
Current portion of related party loans	58,001	628,424
Line of credit - Dialek	-	140,951
Current portion of note payable, Dialek Telecom	-	69,390
Accounts payable and accrued expenses	913,464	535,215

Total Current Liabilities	1,144,855	1,397,953

Long Term Liabilities:
Related party convertible debentures, net of current portion	51,591	-
Related party loans, net of current portion	70,828	250,116

TOTAL LIABILITIES	1,267,274	1,648,069

Minority interest	59,781	59,860

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,366,657 and 33,554,024 shares issued and outstanding, respectively	37,367	33,554
Additional paid-in capital	1,847,501	898,156
Accumulated deficit	(1,605,722)	(1,753,060)
Accumulated other comprehensive income (loss)	(100,606)	(137,719)

Total Stockholders' Equity (Deficit)	178,540	(959,069)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,505,594	$748,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	US$		US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008

OPERATING REVENUES
Revenues	$1,621,738	$863,261	$977,342	$381,397

COST OF REVENUES
Inventory, beginning of period	8,964	6,100	8,788	10,014
Purchases and cost of VoIP services	952,247	534,354	603,523	240,867
Inventory, end of period	(10,493)	(9,970)	(10,493)	(9,970)
Total Cost of Revenues	950,718	530,484	601,818	240,911

GROSS PROFIT	671,020	332,777	375,524	140,486

OPERATING EXPENSES
Selling and promotion	18,384	18,014	14,956	15,272
Administrative wages	233,532	27,753	143,349	16,286
Professional and consulting fees	131,134	214,424	63,141	56,841
Other general and administrative expenses	93,151	46,223	55,763	23,428
Depreciation	5,726	44,664	2,154	4,241
Total Operating Expenses	481,927	351,078	279,363	116,068

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	189,093	(18,301)	96,161	24,418

OTHER INCOME (EXPENSE)
Interest expense	(41,834)	(84,564)	(4,810)	(43,608)
Total Other Income (Expense)	(41,834)	(84,564)	(4,810)	(43,608)

NET INCOME (LOSS) BEFORE MINORITY INTEREST
AND PROVISION FOR INCOME TAXES	147,259	(102,865)	91,351	(19,190)
Minority interest	79	11,672	14,243	1,622

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	147,338	(91,193)	105,594	(17,568)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$147,338	$(91,193)	$105,594	$(17,568)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	36,095,779	33,554,024	37,366,657	33,554,024

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$147,338	$(91,193)	$105,594	$(17,568)
Other comprehensive income (loss)
Currency translation adjustments	37,113	(1,630)	(16,484)	(769)
Comprehensive income (loss)	$184,451	$(92,823)	$89,110	$(18,337)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	US$
	NINE MONTHS ENDED
	JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$147,338	$(91,193)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	5,726	44,664
Minority interest	(79)	(11,672)

Changes in assets and liabilities
(Increase) in accounts receivable	(368,688)	(56,314)
Decrease in investment tax credit receivable	-	11,237
(Increase) in inventory	(2,291)	(4,015)
(Increase) decrease in prepaid expenses and other current assets	31,710	(40,734)
(Decrease) in deferred revenues	(2,546)	(15,175)
Increase in accounts payable and
and accrued expenses	145,895	40,755
Total adjustments	(190,273)	(31,254)

Net cash (used in) operating activities	(42,935)	(122,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(4,327)	-
Cash received in acquisition of net assets of Dialek Telecom	-	9,807
Net cash paid in acquisition of net assets of Orion	(41,981)	-

Net cash provided by (used in) investing activities	(46,308)	9,807

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	122,188	-
Proceeds from debenture payable	51,591
Repayment of promissory note payable	(2,579)	-
Repayment of debt - Dialek	-	(31,562)
Proceeds from loan payable - related parties, net	(131,391)	134,107

Net cash provided by financing activities	39,809	102,545

Effect of foreign currencies	49,434	287

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(9,808)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	11,981

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$2,173

CASH PAID DURING THE PERIOD FOR:
Interest expense	$41,834	$84,564

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of trade payable to promissory note payable	$32,679	$-

Acquisition of Orion Customers:
Accounts receivable	$46,686	$-
Goodwill	330,095	-
Accounts payable	(418,762)	-

Cash paid in acquisition	$(41,981)	$-

Acquisition of Dialek Customers:
Accounts receivable		$74,533
Goodwill		549,767
Accounts payable		(258,044)
Note payable		(376,063)

Cash received in acquisition	$-	$(9,807)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has a working capital surplus (deficiency) of ($463,064) as of June 30, 2009, and has an accumulated deficit of ($1,605,722) through June 30, 2009. The Company has improved operations and streamlined their business, expanded their services through the acquisitions of Dialek and Orion customer bases, and has generated net profits for the past nine months. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s subsidiary, Teliphone Inc. finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities from this entity. This transaction as described in Note 11.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

The Company further reduced approximately $950,000 of related party debt in February 2009 as this was converted into additional shares of the Company’s stock.

On May 1, 2009, the company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it acquired the customer contracts of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 12.

While the Company has experienced interim nine month period net profit for the period ending June 30, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008. The Company’s management has made strides in the past year; however the accumulated losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The Company has available approximately $454,000 CDN$ in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $454,000 CD$ in line of credits is comprised of approximately $330,000 CDN$ in guaranteed investment certificates (“GIC”) and approximately $124,000 CDN$ in personal guarantees to the bank from a shareholder.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom (see Note 11) and Orion Communications Inc. (see Note 12)- represents a majority of the Company’s revenue

The Company earns revenue by reselling telecommunications services purchased from wholesale providers such as Rogers Communications and Videotron Telecom.  These revenues include monthly network access fees for local calling and internet access services billed one month in advance and recognized when earned.  Long Distance and Toll free calling service revenues are recognized when the service is rendered and included and billed the following month.   The revenue recognition policies used for these sales are in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $0 at June 30, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for June 30, 2009.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2009 and 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2009	2008

Net income (loss)	$147,338	$(91,193)

Weighted-average common shares
Outstanding (Basic)	36,095,779	33,554,024

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	36,095,779	33,554,024

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended June 30, 2008 to conform with the June 30, 2009 presentation. These reclassifications had no effect on the net loss for the nine months ended June 30, 2008.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-                FIXED ASSETS

Fixed assets as of June 30, 2009 and September 30, 2008 were as follows:

	Estimated
	Useful Lives	June 30,	September 30,
	(Years)	2009	2008
		(unaudited)
Furniture and fixtures	5	$2,009	$1,255
Computer equipment	3	184,522	197,879
Vehicles	5	21,677	23,692
		208,207	222,826
Less: accumulated depreciation		196,490	208,263
Property and equipment, net		$11,717	$14,563

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 3-                FIXED ASSETS (CONTINUED)

There was $5,726 and $44,664 charged to operations for depreciation expense for the nine months ended June 30, 2009 and 2008, respectively.

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

The $300,000 remaining on the loan was interest bearing at 12% per Annum until it was converted to common stock of the Company through the issuance of 1,200,000 shares ($0.25 per share) on December 31, 2008.

In addition, there was approximately $145,081 of non-interest bearing advances that were incurred from August 2006 from United American Corporation. These advances were provided for cash flow purposes for the Company to sustain its operations.  On December 31, 2008, the Company converted this liability into 580,324 shares ($0.25 per share) of the common stock of the Company.

The Company had also over the past few years been advanced various amounts from related parties whom are either officers, shareholders or entities under control by an officer or shareholder. These amounts bore interest at interest rates ranging between 5% and 7% per annum.  On December 31, 2008, the Company converted the remaining balances of $120,448 into 481,791 shares of the common stock of the Company ($0.25 per share).

As of June 30, 2009, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the nine months ended June 30, 2009 was $1,620. These notes accrue interest at 5% per annum.. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at June 30, 2009.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

The Company entered into a cash advance agreement as part of its assignment agreement with 9191-4200 Quebec Inc. (see Note 12) for $15,501.  The amount is not interest bearing.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

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

On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty

The Company has accrued $4,250 in accrued interest on this payable.

NOTE 5-	PROMISSORY NOTE PAYABLE

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of June 30, 2009, the amount outstanding was CDN$37,000 ($31,813).  Interest costs have been established at the Bank Prime rate + 2.5%, for a total of 4.25%.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES

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

The total amount of the Debentures was $51,591.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 7-                COMMITMENTS

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

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Montreal, Canada offices, which is set to expire on March 31, 2011. The Company pays approximately $37,000 (CND$) per year for the years ending September 30, 2009, $50,000 (CDN$) for the year ending September 30, 2010, and $25,000 (CND$) for the six months ending March 31, 2011 for an aggregate total of $112,000. Rent expense for this lease for the nine months ended June 30, 2009 was $22,270.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 7-                COMMITMENTS (CONTINUED)

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $1,700 (CND$) for the year ending September 30, 2009, $45,000 (CDN$) for the year ending September 30, 2010, and $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $239,000. Rent expense for this lease for the nine months ended June 30, 2009 was $0.

The Company’s subsidiary Teliphone Inc. has entered into various lease agreements for computer equipment with Dell Financial Services Canada Limited.  The Company pays approximately $3,700 (CDN$) per month.   The Company will pay an aggregate amount of $26,000 for the year ending September 30, 2009, $44,000 for the year ending September 30, 2010 and $18,000 for the year ending September 30, 2011.

NOTE 8-                AGREEMENT – INTELCO COMMUNICATIONS

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 9-                STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,366,657 and 33,554,024 shares issued and outstanding as of June 30, 2009 and September 30, 2008.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 10-              PROVISION FOR INCOME TAXES

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

At June 30, 2009, deferred tax assets consist of the following.

Net operating losses	$545,945

Valuation allowance	(545,945)

$-

At June 30, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,605,722, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 11-              ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (DIALEK TELECOM)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 12-             ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (ORION COMMUNICATIONS)

On May 7, 2009, the Company entered into an assignment agreement with 9191-4200 Quebec Inc. (“9191”) in order to have the customer contracts of Orion Communications Inc., (“Orion”) an Ontario, Canada Company assigned to the Company for its management.  No consideration was paid however the Company and 9191 have agreed to share 50% each of the gross benefits received from the customer base. The consideration will take effect upon the customer base achieving $767,840 in profits ($767,840 @ 50% = $393.920, which is the goodwill on the transaction). Upon achievement of this threshold, the Company will pay 9191 a monthly commission that approximates 50% of the net profit generated by this customer base.

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of June 30, 2009, the Company had repaid 9191 a total of CDN$241,972 and as a result, the amount outstanding is CDN$18,029 ($15,501) as of June 30, 2009.  The amount was considered as a cash advance and is not interest bearing.

As part of the agreement, the Company was able to utilize the bank accounts of Orion for its daily transactions until the Company can establish its own banking facilities in Ontario.  The following highlights the summary of the amounts from May 1, 2009 to June 30, 2009:

Opening Balance on May 1, 2009:	CDN$ 628,462
Adjustment for payment on 9191 services:	CDN$ 19,248
Closing Balance on June 30, 2009:	CDN($696,537)
Balance:	CDN($ 48,827)

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through June 30, 2009.

As part of the agreement, the Company acquired certain supplier contracts in order to continue delivery of services to the assigned clients.  These suppliers had trade payables totaling CDN$487,046 as of May 1, 2009 and hence these became trade payables of the Company.

As part of the agreement, the Company acquired certain receivables from the customers assigned, totaling CDN$54,299 as of May 1, 2009 and hence these became trade receivables of the Company.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

NOTE 12-             ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (ORION COMMUNICATIONS) (CONTINUED)

As a result, the following demonstrates the details of the assets and liabilities acquired:

Assets
Goodwill (customer contracts)	$330,095
Accounts Receivable	$46,686

TOTAL ASSETS:	$376,781

Liabilities
Current Supplier Payables	$418,762
TOTAL LIABILITIES:

Net cash paid through June 30, 2009	$41,981

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

GENERAL OVERVIEW

BACKGROUND

Company Overview

As used in this report, "we", "us", "our", “Teliphone”, the "Group", "Company" or "our company" refers to Teliphone Corp., a Nevada corporation, together with our majority-owned subsidiary Teliphone Inc., a Canadian corporation.

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

On February 15, 2008, the Company entered into an agreement with the owners of Dialek Telecom for the acquisition of certain assets and liabilities of Dialek Telecom.  As a result, the Company acquired an additional 2,000 customers for telecommunications services in Canada, along with other assets valued at CDN$86,000 and liabilities valued at CDN$227,000 and access to an operating line of credit of CDN$150,000 at an annualized interest rate of 18%.

As of September 30, 2008, the Company’s ownership in its subsidiary Teliphone Inc. increased from 74.8% to 87.1% due to the issuance of stock to the Company in exchange for funds invested from July 14, 2008 to September 30, 2008.

On May 7, 2009, the Company entered into a customer assignment agreement with the owners of Orion Communications Inc.  As a result, the Company acquired an additional 580 Business Customers for telecommunications services in Canada, along with other assets valued at CDN$376,781 and liabilities valued at CDN$418,762.  The Company and the owner of Orion Communications, 9191-4200 Quebec Inc. agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.

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

We generate revenues from the sale of traditional telecommunications and VoIP services to our customers, along with the hardware required for our customers to utilize these services. Our cost of sales includes all of the necessary purchases required for us to deliver these services. This includes the use of broadband internet access required for our servers to be in communication with our customers’ VoIP devices at the customer’s location, our rental of voice channels connected to the Public-Switched-Telephone-Network, that is the traditional phone network which currently links all phone numbers worldwide. Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.

We have incurred gross losses during our first four years of operation because the minimum purchases necessary in order to sustain our operations are enough to deliver services to more customers than we currently have. As a result, we estimate that we will continue to increase our gross profit over time. An indication of this is our positive gross profit from the interim period ending December 31, 2006.

While we have had profitable operations for the last 9 months, we will continue to cover our cash shortfalls through debt financing with affiliated parties. In the event that we do not have a significant increase in revenues and we do not raise sufficient capital in the offering herein, management estimates we can only sustain our cash requirements for three months.  After three months, management will need to consider alternate sources of financing, including but not limited to additional debt financing, in order to sustain operations for the next twelve months.  No agreements or arrangements have been made as of this date for such financing.

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

With the acquisitions of customers from Dialek Telecom and Orion Communications Inc., the Company further expanded its product and services base to include the re-sale of traditional telecommunications services delivered by Tier 1 and Tier 2 telecommunications suppliers in Canada.

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

The Company also offers traditional voice and data services to Business customers.  These services include Broadband internet access services, toll free and long distance services and local phone line services.

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

The Company does not own or rent any retail space for the purpose of distribution, rather, it relies on its re-seller partners to display and promote the Company's products and services within their existing retail stores. Our agreement with BR Communications Inc. had permitted us to establish our retail sales channel.

Our relationship to the retail outlets is one of a supplier. We supply the hardware directly to the retail outlet. We ship these products direct to the stores based on their requirements. All shipments are Cash On Delivery payment terms.

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

Direct Sales.

With the acquisition of customers of Orion Communications, the Company has hired its own direct sales workforce, who are either employees or consultants with the Company.  In the event of a sale by our direct sales force, a commission is paid to the employee or consultant as a result of the revenue or profit value of the client.

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

We are not dependent on a few major customers. Our largest currently produces less than 10% of our monthly revenues.

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

In Canada, the Canadian Radio-Television Commission (CRTC) is the regulating body who has set guidelines that our subsidiary, Teliphone, must meet. These guidelines center around 9-1-1 calling services and other services normally available to subscribers of traditional telephony services. Teliphone has met these requirements in its product offering.

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

Research and Development

The Company spends on average $100,000 per year on Research and Development of its technologies through employee salaries and consulting fees.

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

Resale of Traditional Telecommunications Services ( represents a majority of the Company’s revenue)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the period ending June 30, 2009 and 2008 are included in selling and promotion expenses in the consolidated statements of operations.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Results of Operations – Nine and Three Months Ended June 30, 2009 Compared to Nine and Three Months Ended June 30, 2008

The Company recorded sales of $1,621,738 of which $23,237 was hardware and $1,598,501 was services, for the nine month period ending June 30, 2009 as compared to $863,261 of which $37,569 was hardware and $825,692 was services, for the same period ending June 30, 2008.

The Company recorded sales of $977,342 of which $7,556 was hardware and $969,786 was services, for the three month period ending June 30, 2009 as compared to $381,397 of which $2,152 was hardware and $379,245 was services, for the same period ending June 30, 2008.

The Company's cost of sales were $950,718 for the nine month period ending June 30, 2009 compared to $530,484 for the same period ending June 30, 2008, primarily as a consequence of an increase in sales and related costs, specifically the increase in cost associated with the increase in revenues for resale services as part of the Company’s recent acquisition of the clients of Orion Communications Inc. The net result was a gross margin for the nine month period ending June 30, 2009 of $671,020 compared to $332,777 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Orion Communications Inc.

The Company's cost of sales were $601,818 for the three month period ending June 30, 2009 compared to $240,911 for the same period ending June 30, 2008, primarily as a consequence of an increase in sales and related costs, specifically the increase in cost associated with the increase in revenues for resale services as part of the Company’s recent acquisition of the clients of Orion Communications Inc. which occurred effective May 1, 2009.  The net result was a gross margin for the three month period ending June 30, 2009 of $375,524 compared to $140,486 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Orion Communications Inc.

The Company's aggregate operating expenses were $481,927 for the nine month period ending June 30, 2009 compared to $351,078 for the same period ending June 30, 2008. In particular, there selling and promotion expenses were relatively constant $18,014 in 2008 and $18,384 in 2009 as the company did make any significant changes to this budget for the period. There was an increase in Salaries and wages from $27,753 to $233,532 as the Company re-hired certain employees who were being paid as consultants in the prior period as well as took on additional staff as part of its acquisition of the customers of Orion Communications Inc. There was a decrease in professional and consulting fees from $214,424 to $131,134 as the company reduced the outsourcing of its computer software development services. There was an increase in general and administrative expenses from $46,223 to $93,151 due to an increase in costs to manage the newly acquired customer base of Orion Communications Inc.  There was a decrease in depreciation expenses from $44,664 to $5,726 since the company did not acquire a significant amount of new computer equipment during the period and has been leasing its new computer equipment as part of a capital cost reduction plan. Likewise, the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation has completely depreciated.

The Company's aggregate operating expenses were $279,363 for the three month period ending June 30, 2009 compared to $116,068 for the same period ending June 30, 2008. In particular, there selling and promotion expenses were relatively constant from $15,272 in 2008 and $14,956 in 2009. as the company the company did make any significant changes to this budget for the period. There was an increase in Salaries and wages from $16,286 to $143,349 as the Company re-hired certain employees who were being paid as consultants in the prior period as well as took on additional staff as part of its acquisition of the customers of Orion Communications Inc. There was an increase in professional and consulting Fees from $56,841 to $63,141 as the company increased its spending on legal fees due to the acquisition of the client base of Orion Communications Inc. There was an increase in general and administrative expenses from $23,428 to $55,763 due to an increase in costs to manage the newly acquired customer base of Orion Communications Inc. There was a decrease in depreciation expenses from $4,241 to $2,154 since the company did not acquire a significant amount of new computer equipment during the period and has been leasing its new computer equipment as part of a capital cost reduction plan.

As a result, the Company had a net income of $147,338 for the nine month period ending June 30, 2009 (when considering a minority interest of $79) compared to a net loss of ($91,193) for the prior period (when considering a minority interest of $11,672). The principal reasons for company’s net income for the period ending June 30, 2009 is due to the Company achieving a break-even point of sales as compared to the costs of maintaining its VoIP network and delivering its resale services.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2009 and 2010 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

The Company has improved operations and streamlined their business, expanded their services through the acquisitions of Dialek and Orion customer bases, and has generated net profits for the past nine months. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. This raises substantial doubt about the Company’s ability to continue as a going concern.

While the Company has experienced interim nine month period net profit for the period ending June 30, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company has hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s common stock became tradeable over-the-counter in June 2008. The Company’s management has made strides in the past year; however the accumulated losses and working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

LIQUIDITY AND CAPITAL RESOURCES

For the period ending June 30, 2009:

On The Company's balance sheet as of June 30, 2009, the Company had assets consisting of accounts receivable in the amount of $597,196, inventory of $10,493, prepaid expenses of $74,102 and no cash. The Company has expended its cash in furtherance of its business plan. Consequently, the Company's balance sheet as of June 30, 2009 reflects an accumulated deficit of ($1,605,722) and a stockholders equity of $178,540.

The Company used $42,935 in cash in operating activities during the nine month period ending June 30, 2009 compared to a use of $122,447 for the same period in 2008. This change was attributable in large part to the increase in accounts receivables acquired due to the acquisition of the customer base of Orion Communications Inc. related maintenance of its operation along with the nine months of net income positive operations.

The Company used $46,308 in cash for investing activities for the nine month period ending June 30, 2009 compared with being provided $9,807 for the same period in 2008.  This change is due to the Company having to pay some net cash for the acquisition of the net assets of Orion Communications Inc. as compared with the reception of cash acquired as part of the net assets of DialekTelecom in 2008.

The Company was provided $39,809 net cash by financing activities in 2008 compared to being provided $102,545 in cash for the same prior period in 2008.  The change was primarily attributed to the decrease in loans payable from related parties, with an increase in the Company’s bank overdraft.

In pursuing its business strategy, the Company will require additional cash for operating and investing activities, since the Company’s current level of gross margin is not adequate to cover all of the operating expenses and repayment of current liabilities. The Company therefore expects future cash requirements to continue to cover this shortfall. The Company will continue to borrow money through its operating line of credit at its subsidiary’s bank.  In order to increase this operating line, the Company relies on collateral guarantees from shareholders and related parties.  The Company continues to search for ways to reduce costs and increase revenues of its VoIP and resale services.

On November 2, 2007, the Company cleared a registration of shares on form SB-2 for the sale of up to 20,000,000 of its shares of common stock at $0.25 per share. The Company anticipated proceeds of this offering to be approximately $450,568 should the minimum be raised to as high as $4,950,568 should the maximum be raised, after the payment of closing costs of approximately $49,432.  However, the company withdrew its offering on May 1, 2008 due to its inability to receive approval from the Over-The-Counter Bulletin Board exchange regulator (FINRA, the Financial Industry Regulatory Authority) for trading of its common stock over the counter with an open, pending offer to sell registered securities.  The Company intends to re-submit its preliminary prospectus for approval on form S-1 in the future should its capital raising strategies require it.

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

The company has classified its related party loans and convertible debentures on its balance sheet as of June 30, 2009 of $180,420 of which $58,001 is current and $122,419 is long term. The Company has made strides during the last period to convert a significant amount of related party debt to common stock as it converted $953,159 worth of shares at a price of $0.25 per share on December 31, 2008.

The accompanying financial statements have demonstrated three subsequent quarterly positive net incomes, however has suffered recurring losses from operations in prior years, and at June 30, 2009 and September 30, 2008 had working capital deficits of $463,064 and $1,190,439. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.

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

In addition, the Company acquired certain assets and liabilities of Orion Communications Inc. on May 7, 2009, and assumed a total of $418,762 of liabilities and $376,7891 of assets.  After 2 months of operations, the Company has evaluated the net income acquired due to the deal as approximately an additional $45,000 per month, and hence the positive income generated has contributed to an increase in cash flow from operations.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended June 30, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2008.

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

Dated: August 14, 2009

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer