Form 10-K
period 2009-09-30
Teliphone Corp
filed 2009-12-23
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009
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

Indicate if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 23, 2009 was approximately $1,868,833.  The price is based on the on the price of the issuer’s common stock as quoted on the Over-The-Counter Bulletin Board exchange.

Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates.

The number of shares outstanding of the registrant’s Common Stock, par value $.001 per share (the “Common Stock”), as of December 23, 2009, was 37,376,657.

Documents incorporated by reference

None.

TELIPHONE CORP.
Report on Form 10-K
For the Fiscal Year Ended September 30, 2009

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

On July 14th, 2006 the Company entered into a Letter of Intent with 3901823 Canada Inc. ("3901823") whereby Teliphone Inc. will issue 3901823 new shares from its treasury such that 3901823 became a 25% owner of our subsidiary Teliphone Inc. effective August 1, 2006 in return for additional investment in the company.  Subsequently on September 30, 2008, the Company’s subsidiary Teliphone Inc. issued additional stock to the Company representing the conversion of cash advances from August 1, 2006 to September 30, 2008.  The resultant ownership of its subsidiary by the Company as of September 30, 2009 is 87.1%.  The Company does not have any other subsidiaries.

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

Direct Sales.

We likewise distribute our products and services directly to customers via our own sales force.  We currently employ 2 people in this capacity, providing sales solutions directly to larger business clients throughout Canada.

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

teliPhone Small business VoIP services

The Company targets Small and Medium sized business clients with an expanded version of its offering. Average revenues per customer in this segment are $400 per month. The Company markets these services primarily through its telecom interconnection resellers, who have existing customer relationships in this segment.

Teliphone has also developed and integrated new software permitting the replacement of traditional auto-attendant and office telephony systems. The Company has finalized its beta trials and has introduced this to the market through its interconnection re-seller base.

teliPhone Enterprise VoIP and Resale services

Since May of 2009 as part of its acquisition of the clients of Orion Communications Inc., the Company has been selling services over its own network, along with those of Tier 1 and Tier 2 telecommunications carriers across Canada to Enterprise business clients.  Enterprise clients are larger, multi-national organizations with multiple office locations throughout the country.  Average revenues per customer in this segment is $1,000 per month.  The Company markets its services primarily through its direct sales force of qualified telecommunications services representatives.

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

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country is licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense

Research and Development

The Company spent $120,531 in Research and Development activities during 2006 and $116,896 during 2005.  The Company did not spend any additional funds directly in Research and Development since 2007, however, has advanced its products and services through the continuous evolving needs of its customers.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

The company has seven full time employees and two additional part time employees.

CORPORATE OFFICES

The mailing address of our principal executive office is 194 St-Paul St West, Suite 303, Montreal, Quebec, H2Y 1Z8 Canada. Our telephone number is (514) 313-6000 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.caand our company website is www.teliphone.us. Our operational offices are located in Montreal, Quebec, our legal offices are located in Miami Beach, Florida and our data and collocation center is located in Montreal, Quebec.

EMPLOYEES

We currently have 15 employees. We utilize the services of various consultants who provide, among other things, accounting services, technological development services and sales services to the Company.

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

A. Risks Related To Our Financial Condition

A.1. We Have a Limited Operating History with Losses and Have Only Recently Emerged with Profitability

We have a limited operating history with losses and have only recently emerged with profitability for the first time in our company’s history. Should we continue to incur losses for a significant amount of time, the value of our common shares will be affected, and our shareholders could their entire investment. Our accumulated deficit since inception on August 27, 2004 at September 30, 2009 was $1,650,709. These losses have resulted principally from costs incurred in our research and development programs, our general and administrative costs and our telecommunications network overhead costs. We have started to derive revenues from product and service sales since 2005.

A.2. We Require Additional Financing to Grow Our Operations

We require additional financing to grow our operations and in acquiring such additional financing new investors and current shareholders may suffer substantial consequences such as dilution or a loss of seniority in preferences and privileges. There can be no assurance that any additional funds will be available to us upon terms acceptable to us or at all. If we are unable to obtain additional financing we might be required to delay, scale back, or eliminate certain aspects of our research and product development programs or operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. The value of our common shares would therefore be affected, and our shareholders could even lose their entire investment.

B. Risks Related To Our Business

B.1. Decreasing market prices for our products and services may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable services. However, market prices for local calling and international long distance calling have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of the Company's management working in the telecommunications industry. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears. In this instance, we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in our subscriber line growth and may delay or prevent our future profitability. The value of our common shares would therefore be affected, and our shareholders could even lose their entire investment.

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

For our current residential user base, a significant portion of our revenue currently is derived from consumers who are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. Because potential VoIP customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. If mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited. As a result, the value of our common shares would be affected, and our shareholders could lose their entire investment.

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

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities, and overloading of our network. Our customers have experienced interruptions in the past, and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past, and may in the future, cause us to lose customers and sometimes require us to offer substantial customer credits, which could adversely affect our revenue and profitability. Such an effect would result in the value our common shares to be affected, and our shareholders could even lose their entire investment.

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

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers' access to E-911 services. Interruptions in our service caused by third-party facilities have in the past caused, and may in the future, cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been affected by such a service issue, decreasing our profitability as expenses would increase. As a result, the value of our common shares would be affected, and our shareholders could even lose their entire investment.

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

Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States and Canada.. Litigation may be necessary in the future to enforce or protect our rights, or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business through decreasing profitability and negative corporate image to our customers, causing a higher rate of customer defection. As a result, the value our common shares would be affected, and our shareholders could even lose their entire investment.

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

VoIP technology, which our business is based upon, did not exist and was not commercially viable until relatively recently. VoIP technology is having a disruptive effect on traditional telephone companies, whose businesses are based on other technologies. We also are subject to the risk of future disruptive technologies. If new technologies develop that are able to deliver competing voice services at lower prices, better or more conveniently, it could have a material adverse effect on us by causing a higher rate of customer defection to companies with this new technology, reducing our profitability due to decreased sales. This would adversely affect the value of the common shares of the company, and our shareholders could even lose their entire investment.

B.10. We cannot guarantee that our technology and trade secrets will not be stolen, decreasing our competitive advantage, resulting in lower profitability due to decreased sales.

Our Company has invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and is owned entirely by us. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links as we lease dedicated capacity from our suppliers. We rely on trade secrets and proprietary know-how to protect this technology. We cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. If such a breach were to occur, our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been acquired by the increased competitive presence, decreasing our profitability as expenses would increase. As a result, the value of our common shares would be affected, and our shareholders could even lose their entire investment.

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

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively, or at all, which could limit our growth. Currently, there are several countries where regulations prohibit us from offering service. In addition, because customers can use our services almost anywhere that a broadband Internet connection is available, including countries where providing VoIP services is illegal, the governments of those countries may attempt to assert jurisdiction over us, which could expose us to significant liability and regulation. These increased liabilities will adversely affect the value of our common shares, and our shareholders could lose their entire investment.

C.2. Telecommunications is a Regulated Industry, Particularly in Canada, the Main Market Segment of our Business, and Future Regulation May Impede us from Achieving the Necessary Market Share to Succeed.

The current regulated environment in North America is extremely favorable for new, start-up companies, to enter the marketplace with new and innovative technologies and value added services. In Canada, our principal market, the telecommunications regulator, Canadian-Radio and Telecommunications Commission (CRTC), has regulated the incumbent Telecommunications companies such that they cannot reduce their elevated pricing for residential phone service. This regulation has provided us with a competitive advantage to sell our products and acquire customers from the incumbents. However, the CRTC has decided that once they feel that adequate competition is present in the Canadian market, and that start-ups, such as our company, have achieved a significant market presence, they will lift the regulation, allowing the incumbent Telecommunications companies to similarly lower their prices. This will slow the growth of the acquisition of customers, reducing profitability and adversely affecting the value of our common shares.. We plan to mitigate this risk by continuously offering further innovation and value-added services to our customers, however, the risk is that we do not develop and test these within the time allotted and our growth rates decrease. As a result, our shareholders could lose their entire investment.

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

Our business exposes us to potential professional liability which is prevalent in the telecommunications industry. While we have adequate service level agreements which indicate that we cannot guarantee 100% up time, these service level agreements cannot guarantee that we will not be sued for damages. The company currently has no specific professional or product liability insurance. The company's current insurance policies cover theft and liability in our offices only. The company intends to purchase professional and product liability insurance which will help to defray costs to the company for defense against damage claims. The Company does not foresee any difficulties in obtaining such a policy, as the company has already been approved and a quotation submitted for such coverage by a Canadian Insurance Company. In this proposal, the Insurance Company is aware of the geographical locations of our client base, which is predominantly in Canada however includes a small amount in the US and International. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material, affecting the value of the common shares of the company, and our shareholders could even lose their entire investment.

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

D.4   Possibility of Contingent Liability and SEC Violation

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

Where you can get additional information

We will be subject to and will comply with the periodic reporting Requirements of Section 12(g) of the Securities Exchange Act of 1934. We will furnish to our shareholders an Annual Report on Form 10-K containing financial information examined and reported upon by independent accountants, and it may also provide unaudited quarterly or other interim reports such as Forms 10-Q or Form 8-K as it deems appropriate. Our periodic reports may be inspected at the public reference facilities of the U.S. securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or from the Commission's internet website, www.sec.gov and searching the EDGAR database for Teliphone Corp. Copies of such materials can be obtained from the Commission's Washington, D.C. office at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's executive offices are currently located 194 St-Paul Street West, suite 303 and 301, Montreal, Quebec, Canada, H2Y 1Z8. We also have a sales and client services office located at 6299 Airport Road, suite 307, Mississauga, Ontario, Canada L4V 1N3.  The approximately 4300 square feet of office space is rented at a base rent of approximately $4,000 per month.

ITEM 3.	LEGAL PROCEEDINGS

During the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. We are not a party to any pending material legal proceedings other than that listed below and are not aware of any threatened or contemplated proceeding by any governmental authority against the Company or its subsidiaries. Notwithstanding, from time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment-related and trade related claims.

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

The Company evaluated this dispute and filed counterclaims against BR Communications Inc. for lost sales due to BR’s default of their distribution agreement with the Company. BR Communications, Inc. filed a lawsuit against the Company in December of 2009, claiming damages of Cdn$410,255.

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

Fiscal Year Ended September 30, 2009	High	Low
First Quarter	$0.070	$0.020
Second Quarter	$0.050	$0.010
Third Quarter	$0.050	$0.020
Fourth Quarter	$0.060	$0.020

Fiscal Year Ended September 30, 2008	High	Low
First Quarter	Not Trading
Second Quarter	Not Trading
Third Quarter	Not Trading
Fourth Quarter	$0.150	$0.020

As of December 23, 2009 there were 37,376,657shares of our common stock outstanding and 317 holders of record of our common stock.

Recent Sales of Unregistered Securities

On December 31, 2008, the company issued the following restricted shares:

1,973,747 shares of the common stock of the Company to 9191-4200 Quebec Inc. related to conversion of debt.

1,780,324 shares of the common stock of the Company to United American Corporation related to conversion of debt.

58,562 shares of the common stock of the Company to Lawry Trevor-Deutsch related to the payment of accrued interest on its long-term debt with the Company.

10,000 shares of the common stock of the Company to Irving Schwartz related to the payment of a consulting mandate regarding revenue potential for the Company in the region of Eastern Canada.

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

Results of Operations

Fiscal Year End September 30, 2009

The Company recorded sales of $2,710,680 of which $28,853 was hardware and $2,681,827 was services, for the year ended September 30, 2009 as compared to $1,215,570 of which $56,684 was hardware and $1,158,886 was services, for the year ended September 30, 2008.  This revenue was derived from the sale of $2,428,482 of VoIP hardware and services to Residential and Business Retail clients and $124,443 VoIP hardware and services to Wholesale customers and $157,755 of consulting services. For the year ended September 30, 2008, revenue was derived from the sale of $1,055,133 of VoIP hardware and services to Residential and Business Retail clients and $160,437 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $1,563,671 for the year ended September 30, 2009 compared to $820,884 for the year ended September 30, 2008, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network and the increase of resale purchases from other Tier 1 telecommunications providers as part of our newly expanded business since the acquisition of the customers of Orion Communications. The net result was a gross margin for the year ended September 30, 2009 of $1,147,009 compared to $394,686 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom and Orion Communications.

The Company's aggregate operating expenses were $975,330 for the year ended September 30, 2009 compared to $511,718 for the year ended September 30, 2008. In particular, there was an increase in Selling and Promotion expenses from $21,757 to $34,489 as the company increase its sales travel as it opened an office in the city of Toronto, Ontario as part of its acquisition of the customers Orion Communications, as well as the introduction of its own direct sales force operating from that new office. There was an increase in Administrative wages from $85,222 to $398,393 as the Company hired its own staff to continue product development functions within the company (as opposed to doing so with consultants in the prior year) as well as increase its staffing levels due to the opening of the Company’s new Toronto office. There was an increase in Professional and Consulting Fees from $238,617 to $268,883 as the company increased its legal and accounting services as part of its increase in business since its acquisition of the customers of Orion Communications in May of 2009. There was an increase in General and Administrative Expenses from $117,941 to $265,051 due to an increase in expenditures associated with the establishment of a second office in Toronto.  There was a decrease in Depreciation Expenses from $47,881 to $8,514 since the company’s acquisitions of new computer equipment to upgrade its services were done through operating leases and hence did not acquire a significant amount of new computer equipment during the period.  Likewise, the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net income of $102,351 for the year ended September 30, 2009 (when considering a minority interest of ($16,553)) compared to a net loss of ($187,656) for the year ended September 30, 2008 (when considering a minority interest of $43,381). The principal reasons for company’s net income for the year ended September 30, 2009 is due to its continued decreasing costs of operating its VoIP network in Canada and the increase in gross margin acquired through the acquisition of customers of Orion Communications.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 and 2011 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the year ended September 30, 2009:

On The Company's balance sheet as of September 30, 2009, the Company had assets consisting of accounts receivable in the amount of $514,988, inventory of $11,819, prepaid expenses of $88,240 and no cash. The Company has expended its cash in furtherance of its business plan.  Consequently, the Company's balance sheet as of September 30, 2009 reflects a deficit accumulated of ($1,650,709) and total stockholder’s equity of $191,370.

The Company was provided $91,079 of cash from operating activities in 2009 compared to a use of $30,307 in 2008. This change was attributable in large part to the decreased expenditures to maintain our telecommunications network and related maintenance of its operation along with the increase in the company’s ability to collect its receivables from clients with pas due amounts relative to the increase in accounts payable to service them.

The Company used cash in investing activities of $55,685 compared to receiving $9,807 in 2008. This change was attributable to the Company's acquisition of the customers of Orion Communications. The Company did not require any acquisitions of telecommunications equipment in order to serve its customers during 2008, and had received $9,807 in cash from its acquisition of the net assets of Dialek Telecom at the time.

The Company had net cash used financing activities of $52,195 in 2009 compared to $18,299 in 2008.  The majority of this use comes from the company’s repayment of the proceeds it received from related parties through the issuance of debentures and the increase in its bank overdraft.  It must be noted that the Company was provided $18,299 of cash from financing activities in 2008, $125,153 in 2007, $408,747  in 2006 and $697,917 in 2005.  The Company continues to become less reliant on its raising funds (mostly in the form of related party debt) as its cash flow from operations improves.

In pursuing its business strategy, the Company will require additional cash for growing its operating and investing activities, since the Company’s current level of gross margin is capable of covering its operating expenses. Company will continue to borrow money through its operating line of credit at its subsidiary’s bank when such cash for growth purposes is required.  In order to increase this operating line, the Company relies on collateral guarantees from shareholders and related parties.  The Company continues to search for ways to reduce costs and increase revenues of its VoIP and telecommunications resell services.

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

The company has classified its related party loans on its Balance sheet as of September 30, 2009 of $42,500 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.  The Company has classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception in 2004 to its fiscal year ending September 30, 2008.  However, the Company has emerged from the recurring losses and has posted a net income for the year ended September 30, 2009.  The Company continues to have a working capital deficit of $604,541. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations, however, the company has an effective registration statement to raise additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

In addition, the Company acquired certain assets and liabilities of Dialek Telecom on February 15, 2008 for a total price of CDN$383,464.  After 10 months of operations, the Company has evaluated, taking into account the interest payments required to finance the acquisition, the gross margin received and increase in operating expenses required to support the new customer base, that the assets and liabilities acquired were re-evaluated at CDN$401,812.  The positive gross margin from its operations related to the acquisition of certain assets and liabilities of Dialek have therefore contributed to the Company’s increase in cash flow contributed from operations.  On December 31, 2008, the Company converted the entire amount due on the purchase price through the issuance of capital stock at $0.25 per share.

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation's spin-off of the corporation and pro-rata distribution of United American Corporation's holding of the Company's common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009.  However on December 31, 2009, the Company converted the entire debt through the issuance of capital stock at $0.25 per share.

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

In addition, the Company acquired certain assets and liabilities of Orion Communications Inc. on May 7, 2009, and assumed a total of $418,762 of liabilities and $376,7891 of assets. The Company has evaluated the net income acquired due to the deal as approximately an additional approximately $35,000 per month, and hence the positive income generated has contributed to an increase in cash flow from operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. they began to recognize revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

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

This accounting is consistent with the rules set forth in the revenue recognition guidelines in ASC Topic 605 since there are no rights of returns or refunds that exist for the customer other than a standard 30-day money-back guarantee.  In the event of a return within the 30 day guarantee period, the hardware is refunded in its entirety.  This accounting is also consistent with ASC 605-15 on “Revenue Recognition When Right of Return Exists” which allows for equipment revenue to be recognized at the time of sale since there no longer exists a right of return after the 30 day period.

Wholesale Channel

Monthly subscription fees are invoiced to Wholesale customers at the end of the month for the entirety of the services delivered during the month.  Revenue for this period is therefore recognized at the time the Wholesaler is billed.

The Company recognizes this revenue utilizing the guidance set forth in ASC 605-25, "Revenue Arrangements with Multiple Deliverables".  For the Wholesale channel, the activation fee is recognized as deferred revenue, and amortized over the length of the service agreement. If the service is terminated within the term of the service agreement, the deferred revenue is fully amortized.  This accounting is consistent because the up-front fee is not in exchange for products delivered or services performed that represent the culmination of a separate earnings process, and hence the deferral of revenue is appropriate.

There is no disconnection fee associated with a wholesale customer.

The Company generates revenues from shipping equipment direct to wholesale customers.  This revenue is considered part of the VoIP service revenues.

Customer Equipment

Retail Channel

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the retailer.  The Company recognizes this revenue utilizing the guidance set forth in ASC 605-25, “Revenue Arrangements with Multiple Deliverables” and ASC 605-50, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

Commissions Paid to Wholesalers

The Company recognizes this revenue utilizing the guidance set forth in ASC 605-50 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  The Company is receiving identifiable benefits from the Wholesaler (billing and customer support) in return for the allowance.  These benefits are sufficiently separable from the Wholesaler’s purchase of the Company’s hardware and services.  The fair value of those benefits can be reasonably estimated and therefore the excess consideration is characterized as a reduction of revenue on the Company’s Statement of Operations.

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom and Orion Communications Inc. - represents a majority of the Company’s revenue

The Company earns revenue by reselling telecommunications services purchased from wholesale providers such as Rogers Communications and Videotron Telecom.  These revenues include monthly network access fees for local calling and internet access services billed one month in advance and recognized when earned.  Long Distance and Toll free calling service revenues are recognized when the service is rendered and included and billed the following month.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $76,701 at September 30, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for September 30, 2009.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2009 and 2008 are included in selling and promotion expenses in the consolidated statements of operations.

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

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company’s subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoIP service as well as the service itself, the Company treats these items as one component, therefore has not segregated their business.

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended September 30, 2008 to conform with the September 30, 2009 presentation. These reclassifications had no effect on the net loss for the year ended September 30, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the years ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on October 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through December 23, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Directors of
Teliphone Corp.

We have audited the accompanying consolidated balance sheets of Teliphone Corp. (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2009 and 2008  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teliphone Corp. as of September 30, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for years ended September 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained operating losses and significant working capital deficits in the past few years, and has commenced profitable operations during this past year. The lack of profitable operations in the past and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

New York, NY
December 23, 2009

TELIPHONE CORP.
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30, 2009 AND 2008

ASSETS
	US $
	SEPTEMBER 30,	SEPTEMBER 30,
	2009	2008
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	514,988	152,836
Inventory	11,819	8,964
Prepaid expenses and other current assets	88,240	45,714

Total Current Assets	615,047	207,514

Fixed assets, net of depreciation	15,250	14,563
Goodwill	851,489	526,783

TOTAL ASSETS	$1,481,786	$748,860

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$93,714	$19,545
Deferred revenue	2,690	4,428
Promissory note payable	26,152	-
Current portion of related party convertible debentures	56,038	-
Current portion of related party loans	42,500	628,424
Line of credit - Dialek	-	140,951
Current portion of note payable, Dialek Telecom	-	69,390
Accounts payable and accrued expenses	998,494	535,215

Total Current Liabilities	1,219,588	1,397,953

Long Term Liabilities:
Related party convertible debentures, net of current portion	-	250,116
Related party loans, net of current portion	70,828	-

TOTAL LIABILITIES	1,290,416	1,648,069

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,376,657 and 33,554,024 shares issued and outstanding, respectively	37,377	33,554
Additional paid-in capital	1,847,871	898,156
Accumulated deficit	(1,650,709)	(1,753,060)
Accumulated other comprehensive income (loss)	(119,562)	(137,719)

Total Teliphone Corp. Stockholders' Equity (Deficit)	114,977	(959,069)
Noncontrolling interest	76,393	59,860

Total Stockholders' Equity (Deficit)	191,370	(899,209)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,481,786	$748,860

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2009	2008
OPERATING REVENUES
Revenues	$2,710,680	$1,215,570

COST OF REVENUES
Inventory, beginning of period	8,964	6,100
Purchases and cost of VoIP services	1,566,526	823,748
Inventory, end of period	(11,819)	(8,964)
Total Cost of Revenues	1,563,671	820,884

GROSS PROFIT	1,147,009	394,686

OPERATING EXPENSES
Selling and promotion	34,489	21,757
Administrative wages	398,393	85,522
Professional and consulting fees	268,883	238,617
Other general and administrative expenses	265,051	117,941
Depreciation	8,514	47,881
Total Operating Expenses	975,330	511,718

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	171,679	(117,032)

OTHER INCOME (EXPENSE)
Interest expense	(52,795)	(114,005)
Total Other Income (Expense)	(52,795)	(114,005)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	118,884	(231,037)
Provision for Income Taxes	-	-

NET INCOME (LOSS)	118,884	(231,037)
Less: Net earnings attributable to noncontrolling interest	(16,533)	43,381

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$102,351	$(187,656)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	35,910,295	33,554,024

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$102,351	$(187,656)
Other comprehensive income (loss)
Currency translation adjustments	18,157	(102,442)
Comprehensive income (loss)	$120,508	$(290,098)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	US$
					Accumulated
	Common		Additional		Other
	Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance September 30, 2007	33,554,024	$33,554	$898,156	$(1,565,404)	$(35,277)	$(668,971)

Net loss for the year	-	-	-	(187,656)	(102,442)	(290,098)

Balance September 30, 2008	33,554,024	33,554	898,156	(1,753,060)	(137,719)	(959,069)

Stock issuance for debt conversion	3,812,633	3,813	949,345	-	-	953,158

Stock issued for services rendered	10,000	10	370	-	-	380

Net income for the year	-	-	-	102,351	18,157	120,508

Balance September 30, 2009	37,376,657	$37,377	$1,847,871	$(1,650,709)	$(119,562)	$114,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND 2008

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$102,351	$(187,656)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	8,514	47,881
Noncontrolling interest	16,533	(43,381)
Common stock issued for services	380	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(308,323)	(21,305)
Decrease in investment tax credit receivable	-	10,603
(Increase) decrease in inventory	(2,909)	(3,200)
(Increase) decrease in prepaid expenses and other current assets	(7,095)	66,553
Increase (decrease) in deferred revenues	(1,711)	(14,486)
(Increase) decrease in Good Will
Increase in accounts payable and
and accrued expenses	283,339	114,684
Total adjustments	(11,272)	157,349

Net cash provided by (used in) operating activities	91,079	(30,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(10,081)	-
Cash paid in acquisition of net assets of Orion	(45,604)	-
Cash received in acquisition of net assets of Dialek Telecom	-	9,807

Net cash provided by (used in) investing activities	(55,685)	9,807

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	74,288	19,545
Proceeds from debenture payable	56,038	-
Repayment of promissory note	(11,208)	-
Repayment of debt - Dialek	-	(40,835)
Proceeds from loan payable - related parties, net	(171,313)	39,589

Net cash provided by (used in) financing activities	(52,195)	18,299

Effect of foreign currencies	16,801	(9,780)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(11,981)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	11,981

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$50,670	$83,730

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$-

Acquisition of Dialek Customers:
Accounts receivable		$74,533
Goodwill		549,767
Accounts payable		(258,044)
Note payable		(376,063)

Cash received in acquisition	$-	$(9,807)

Conversion of trade payable to promissory note payable	$32,679	$-

Acquisition of Orion Customers:
Accounts receivable	$46,686	$-
Goodwill	327,901	-
Accounts payable	(420,191)	-

Cash paid in acquisition	$(45,604)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

In addition to retail and wholesale services provided, Teliphone Inc. also re-sells traditional telecommunications services across Canada through a direct sales channel.

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company has a working capital deficiency of ($604,541) as of September 30, 2009, and has an accumulated deficit of ($1,650,709) through September 30, 2009. The Company has improved operations and streamlined their business, expanded their services through the acquisitions of Dialek and Orion customer bases, and has generated net profits for the past nine months. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. While the Company demonstrates that it has recently become profitable, the existence of the working capital deficiency continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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

While the Company has experienced a net profit for the year ended September 30, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

The Company has available approximately $454,000 CDN$ in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $454,000 CD$ in line of credits is comprised of approximately $315,000 CDN$ in guaranteed investment certificates (“GIC”) and approximately $139,000 CDN$ in personal guarantees to the bank from a shareholder.

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Operating revenues consists of telephony services revenue and customer equipment (which enables the Company's telephony services) and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. they began to recognize revenue from their VoIP Telephony services when the services were rendered and customer equipment purchased as follows:

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

This accounting is consistent with the rules set forth in the revenue recognition guidelines in ASC Topic 605 since there are no rights of returns or refunds that exist for the customer other than a standard 30-day money-back guarantee.  In the event of a return within the 30 day guarantee period, the hardware is refunded in its entirety.  This accounting is also consistent with ASC 605-15 on “Revenue Recognition When Right of Return Exists” which allows for equipment revenue to be recognized at the time of sale since there no longer exists a right of return after the 30 day period.

Wholesale Channel

Monthly subscription fees are invoiced to Wholesale customers at the end of the month for the entirety of the services delivered during the month.  Revenue for this period is therefore recognized at the time the Wholesaler is billed.

The Company recognizes this revenue utilizing the guidance set forth in ASC 605-25, "Revenue Arrangements with Multiple Deliverables".  For the Wholesale channel, the activation fee is recognized as deferred revenue, and amortized over the length of the service agreement. If the service is terminated within the term of the service agreement, the deferred revenue is fully amortized.  This accounting is consistent because the up-front fee is not in exchange for products delivered or services performed that represent the culmination of a separate earnings process, and hence the deferral of revenue is appropriate.

There is no disconnection fee associated with a wholesale customer.

The Company generates revenues from shipping equipment direct to wholesale customers.  This revenue is considered part of the VoIP service revenues.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

Customer Equipment

Retail Channel

For retail sales, the equipment is sold to re-sellers at a subsidized price below that of cost and below that of the retail sales price. The customer purchases the equipment at the retail price from the retailer.  The Company recognizes this revenue utilizing the guidance set forth in ASC 605-25, “Revenue Arrangements with Multiple Deliverables” and ASC 605-50, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Commissions Paid to Wholesalers

The Company recognizes this revenue utilizing the guidance set forth in ASC 605-50 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.  The Company is receiving identifiable benefits from the Wholesaler (billing and customer support) in return for the allowance.  These benefits are sufficiently separable from the Wholesaler’s purchase of the Company’s hardware and services.  The fair value of those benefits can be reasonably estimated and therefore the excess consideration is characterized as a reduction of revenue on the Company’s Statement of Operations.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $76,701 at September 30, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for September 30, 2009.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2009 and 2008 are included in selling and promotion expenses in the consolidated statements of operations.

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2009	2008
Net income (loss)	$102,351	$(187,656)

Weighted-average common shares
Outstanding (Basic)	35,910,295	33,554,024

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	35,910,295	33,554,024

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS when the Company reported a loss because inclusion would have been antidilutive.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended December 31, 2008. The adoption of this principle had no effect on the Company’s operations.

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company’s subsidiary, Teliphone, Inc. incurring sales of hardware components for the VoIP service as well as the service itself, the Company treats these items as one component, therefore has not segregated their business.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the years ended September 30, 2008 to conform with the September 30, 2009 presentation. These reclassifications had no effect on the net loss for the year ended September 30, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the years ended September 30, 2009 and 2008. As of September 30, 2009 and 2008, noncontrolling interests of $76,393 and $59,860, respectively, have been classified as a component of equity in the consolidated balance sheet and relate to the outside ownership percentage of the subsidiary Teliphone Inc. For the years ended September 30, 2009 and 2008, net income attributable to noncontrolling interests of $16,533 and a net loss of $43,381, respectively, is included in the Company’s net income (loss).

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In April 2008, ASC 350-30 was issued, “Determination of the Useful Life of Intangible Assets”. The Company was required to adopt ASC 350-30 on October 1, 2008. The guidance in ASC 350-30 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350-30 will materially impact their financial position, results of operations or cash flows.

In May 2008, ASC 470-20 was issued, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”). ASC 470-20 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

In June 2008, ASC 815-40 was issued, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), which supersedes the definition in ASC 605-50 for periods beginning after December 15, 2008. The objective of ASC 815-40 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in accordance with ASC 815-20.

ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company believes that ASC 815-40, will not have a material impact on their financial position, results of operations and cash flows.

In June 2008, ASC 470-20-65 was issued, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of all the standards issued for convertible securities. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through December 23, 2009, the date the financial statements were issued.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2009 and 2008 were as follows:

	Estimated Useful Lives (Years)	September 30, 2009	September 30, 2008
Furniture and fixtures	5	$2,182	$1,255
Computer equipment	3	205,825	197,879
Vehicles	5	23,548	23,692
		231,555	222,826
Less: accumulated depreciation		216,305	208,263
Property and equipment, net		$15,250	$14,563

There was $8,514 and $47,881 charged to operations for depreciation expense for the years ended September 30, 2009 and 2008, respectively.

NOTE 4-	RELATED PARTY LOANS

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

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

As of September 30, 2009, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the year ended September 30, 2009 was $1,535. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the consolidated balance sheet at September 30, 2009.

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

The Company entered into a cash advance agreement as part of its assignment agreement with 9191-4200 Quebec Inc. (see Note 12) for $5,472.  The amount is not interest bearing.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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
.
On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty

The Company has accrued $6,375 in accrued interest on this payable.

NOTE 5-	PROMISSORY NOTE PAYABLE

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of September 30, 2009, the amount outstanding was CDN$28,000 ($26,152).  Interest costs have been established at the Bank Prime rate + 2.5%, for a total of 4.25%.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 6-	CONVERTIBLE DEBENTURES (CONTINUED)

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

The total amount of the Debentures was $56,038.

The convertible debentures met the definition of hybrid instruments, as defined in ASC 815-10, Accounting for Derivative Instruments and Hedging Activities (ASC 815-10). The hybrid instruments are comprised of a i) a debt instrument, as the host contract and ii) an option to convert the debentures into common stock of the Company, as an embedded derivative. The embedded derivative derives its value based on the underlying fair value of the Company’s common stock. The Embedded Derivative is not clearly and closely related to the underlying host debt instrument since the economic characteristics and risk associated with this derivative are based on the common stock fair value.

The embedded derivative did not qualify as a fair value or cash flow hedge under ASC 815-10.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 7-	COMMITMENTS

In the executed agreement with BR Communications Inc, it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR Communications Inc.

The Company evaluated this dispute and filed counterclaims against BR Communications Inc. for lost sales due to BR’s default of their distribution agreement with the Company. BR Communications, Inc. filed a lawsuit against the Company in December of 2009, claiming damages of Cdn$410,255.

The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. The Company anticipates to pay approximately $50,000 (CDN$) for the year ending September 30, 2010, and $30,000 (CND$) for the eight months ending May 31, 2011 for an aggregate total of $80,000. Rent expense for this lease for the year ended September 30, 2009 was $41,375.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $45,000 (CDN$) for the year ending September 30, 2010, and $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $190,000. Rent expense for this lease for the year ended September 30, 2009 was $28,506.

The Company’s subsidiary Teliphone Inc. has entered into various lease agreements for computer equipment with Dell Financial Services Canada Limited.  The Company pays approximately $3,700 (CDN$) per month.   The Company will pay an aggregate amount of $44,000 for the year ending September 30, 2010 and $18,000 for the year ending September 30, 2011.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 9-	STOCKHOLDERS’ DEFICIT

Common Stock

As of September 30, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,376,657 and 33,554,024 shares issued and outstanding as of September 30, 2009 and 2008.

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

The Company issued 3,812,633 shares of common stock of the Company in February 2009 as part of the debt conversion agreement with related parties on December 31, 2008. The Company also issued 10,000 shares of stock for services rendered at a value of $.038 per share ($380).

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$580,541

Valuation allowance	(580,541)

$-

At September 30, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,707,475, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

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

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of September 30, 2009, the Company had repaid 9191 a total of CDN$241,972 and as a result, the amount outstanding is CDN$5,859 ($5,472) as of September 30, 2009.  The amount was considered as a cash advance and is not interest bearing.

As part of the agreement, the Company was able to utilize the bank accounts of Orion for its daily transactions until the Company can establish its own banking facilities in Ontario.  The following highlights the summary of the amounts from May 1, 2009 to September 30, 2009:

Opening Balance on May 1, 2009:	CDN$ 628,462
Adjustment for payment on 9191 services:	CDN$ 19,248
Closing Balance on September 30, 2009:	CDN($696,537)
Balance:	CDN($ 48,827)

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through September 30, 2009.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 12-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (ORION COMMUNICATIONS) (CONTINUED)

As a result, the following demonstrates the details of the assets and liabilities acquired:

Assets
Goodwill (customer contracts)	$327,901
Accounts Receivable	$46,686

TOTAL ASSETS:	$376,781

Liabilities
Current Supplier Payables	$420,191
TOTAL LIABILITIES:

Net cash paid through September 30, 2009	$45,604

NOTE 13-	SUBSEQUENT EVENTS

On October 28, 2009, the Company settled a $242,538 payable with a non-related vendor for a lump sum payment of $121,269 (50 cents on the dollar). The forgiveness of debt of $121,269 will be reflected in the December 31, 2009 quarterly report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management, however, has identified certain limitations in specific critical controls in their accounting systems which are increasingly resulting in lengthier time lapses required in order for the company to accurately disclose its financial statements.  In particular, these lengthier time lapses occur for the following reasons:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2009.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers as of December 23, 2009 are as follows:

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
George Metrakos	38	April 28, 2005	Director, President, CEO, CFO

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

As of December 23, 2009, the Company’s sole officer and director, George Metrakos (and Metratech Business Solutions Inc. of which he is the beneficial owner) has filed reports required under section 16(a).

As of December 23, 2009, one of the Company's principal shareholders, 3874958 Canada Inc., has filed reports required under section 16(a).

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the three years ended September 30, 2009.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Metrakos	2009	$53,747							$53,747
CEO, CFO, President &	2008	$36,789							$36,789
Chairman	2007	$33,746							$33,746

Options and Stock Appreciation Rights Grant Table

There were no grants of stock options to the Named Executive Officers during the fiscal year ended September 30, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

We did not have any outstanding stock options or stock appreciation rights at end the fiscal year ended September 30, 2009.

Long-Term Incentive Plan Awards Table

We do not have any Long-Term Incentive Plans.

Compensation of Directors

During 2009, we did not compensate any of our directors for their services as board members.

Employment Agreements

George Metrakos, Chairman, CEO, CFO, Principal Accounting Officer and President

From October 1, 2008 to April 30, 2009, George Metrakos was compensated $0 annually by the Company as a base salary.  In lieu of base compensation, Mr. Metrakos was to be  be compensated as a percentage commission on funds raised to effectuate its growth business plan during the upcoming fiscal year.  Effective May 1, 2009, George Metrakos’ compensation was changed to that of CDN$120,000 ($104,264 as per US$-Cdn$ exchange rate of May 1, 2009) of annual compensation.

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

Effective since the  the common stock of the Company was trading over the counter in June of 2008, George Metrakos is to receive 75,000 options on a quarterly basis at a value equivalent to the last 22 trading days stock value. This stock option plan has not been formalized or disclosed as of the date of this filing and as of December 23, 2009, no options have been issued..

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the common stock as December 23, 2009 by (i) each person, entity or group that is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of our named Executive Officers as defined in Item 402(a)(2) of Regulation S-B; and (iv) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the "Named Executive Officers") and (iv) all directors and executive officers of the Company as a group.

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

Name	Title of Class	Shares Beneficially Owned (1)	Percent Class (1)
George Metrakos (2)	Common	1,838,798	4.9%

Officers and Directors As a Group (1 Person)	Common	1,838,798	4.9%

3874958 Canada Inc. (3)	Common	12,560,451	33.6%

Officers, Directors and Certain Beneficial Owners As a group (2 persons)	Common	14,549,249	38.5%

(1) Applicable percentage of ownership is based on 37,376,657shares of fully diluted common stock effective December 23, 2009, Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within sixty days of December 23, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) George Metrakos controls 1,838,798 shares of his stock through Metratech Business Solutions Inc of which he is the beneficial owner. 961,528 shares were received from the merger and re-organization of Teliphone Inc. and OSK Capital II Corp. in April 2005, 77,270 from his holdings of United American Corporation prior to United American Corporation's spin-off of the Company stock in October, 2006 and the balance of 950,000 shares received in a private shareholder exchange between himself and 3874958 Canada Inc. in December, 2007.

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

Year ended 2009:

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-K; and our quarterly reports on Form 10-Q during the fiscal year ending September 30, 2009 was $27,500.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company's principal accountant for services reasonably related to the audit for the year ended September 30, 2009 were $0.00.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year ended September 30, 2009 was $0.00.

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

AUDITOR INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended September 30, 2009 and September 30, 2008 by KBL, LLP is compatible with maintaining his independence.

AUDITOR'S TIME ON TASK

All of the work expended by KBL, LLP on our September 30, 2009 and 2008 respectively audits were attributed to work performed by their full-time, permanent employees.

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

TELIPHONE CORP.

Date: December 23, 2009	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

TELIPHONE CORP.

Date: December 23, 2009	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TELIPHONE CORP.

Date: December 23, 2009	By:	/s/ George Metrakos
George Metrakos
Director