Form 10-Q
period 2009-12-31
Teliphone Corp
filed 2010-02-16
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28793

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 15, 2010, there were 37,376,657shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 (UNAUDITED) AND SEPTEMBER 30, 2009

ASSETS
	US $
	DECEMBER 31,	SEPTEMBER 30,
	2009	2009
	(unaudited)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	566,112	514,988
Inventory	11,204	11,819
Prepaid expenses and other current assets	191,117	88,240

Total Current Assets	768,433	615,047

Fixed assets, net of depreciation	16,543	15,250
Goodwill	867,443	851,489

TOTAL ASSETS	$1,652,419	$1,481,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$361,579	$93,714
Deferred revenue	4,329	2,690
Promissory note payable	18,079	26,152
Current portion of related party convertible debentures	57,088	56,038
Current portion of related party loans	42,500	42,500
Accounts payable and accrued expenses	758,000	998,494

Total Current Liabilities	1,241,575	1,219,588

Long Term Liabilities:
Related party convertible debentures, net of current portion	-	-
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	1,312,403	1,290,416

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,376,657 and 37,376,657 shares issued and outstanding, respectively	37,377	37,377
Additional paid-in capital	1,847,871	1,847,871
Accumulated deficit	(1,506,902)	(1,650,709)
Accumulated other comprehensive income (loss)	(121,589)	(119,562)

Total Teliphone Corp. Stockholders' Equity (Deficit)	256,757	114,977
Noncontrolling interest	83,259	76,393

Total Stockholders' Equity (Deficit)	340,016	191,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,652,419	$1,481,786

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2009	2008
OPERATING REVENUES
Revenues	$1,394,535	$319,690

COST OF REVENUES
Inventory, beginning of period	11,819	8,964
Purchases and cost of VoIP services	848,979	178,603
Inventory, end of period	(11,204)	(6,593)
Total Cost of Revenues	849,594	180,974

GROSS PROFIT	544,941	138,716

OPERATING EXPENSES
Selling and promotion	9,133	3,300
Administrative wages	216,798	40,440
Professional and consulting fees	225,813	24,054
Other general and administrative expenses	52,201	16,997
Depreciation	2,789	1,810
Total Operating Expenses	506,734	86,601

NET INCOME BEFORE OTHER
INCOME (EXPENSE)	38,207	52,115

OTHER INCOME (EXPENSE)
Forgiveness of debt	114,805	-
Interest expense	(2,339)	(31,363)
Total Other Income (Expense)	112,466	(31,363)

NET INCOME BEFORE PROVISION FOR
INCOME TAXES	150,673	20,752
Provision for Income Taxes	-	-

NET INCOME	150,673	20,752
Less: Net earnings attributable to noncontrolling interest	(6,866)	(6,510)

NET INCOME APPLICABLE TO COMMON SHARES	$143,807	$14,242

NET INCOME PER BASIC AND DILUTED SHARES	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,376,657	33,554,024

COMPREHENSIVE INCOME
Net Income	$143,807	$14,242
Other comprehensive income (loss)
Currency translation adjustments	(2,027)	45,306
Comprehensive income	$141,780	$59,548

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$143,807	$14,242

Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	2,789	1,810
Noncontrolling interest	6,866	6,510
Forgiveness of debt	(114,809)	-

Changes in assets and liabilities
(Increase) in accounts receivable	(41,475)	(25,972)
Decrease in inventory	836	1,239
(Increase) decrease in prepaid expenses and other current assets	(101,655)	4,459
Increase in deferred revenues	1,589	2,477
(Decrease) in accounts payable and
and accrued expenses	(142,185)	(497)
Total adjustments	(388,044)	(9,974)

Net cash provided by (used in) operating activities	(244,237)	4,268

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(3,810)	-

Net cash (used in) investing activities	(3,810)	-

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	266,106	55,340
Repayment of promissory note	(8,563)	-
Proceeds from loan payable - related parties, net	-	(70,493)

Net cash provided by (used in) financing activities	257,543	(15,153)

Effect of foreign currencies	(9,496)	10,885

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$2,339	$32,107

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$953,159

The accompanying notes are an integral part of the  condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying consolidated financial statements the Company has a working capital deficiency of ($473,142) as of December 31, 2009, and has an accumulated deficit of ($1,506,902) through December 31, 2009. The Company has improved operations and streamlined their business, expanded their services through the acquisitions of Dialek and Orion customer bases, and has generated net profits for the past year. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. While the Company demonstrates that it has recently become profitable, the existence of the working capital deficiency continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)
On May 1, 2009, the company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it acquired the customer contracts of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 11.

While the Company has experienced a net profit for the year ended September 30, 2009, and three months ended December 31, 2009, there is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The Company has available approximately $384,000 CDN$ in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $384,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholder.

Comprehensive Income

The Company adopted ASC 220-10, “Reporting Comprehensive Income,” (formerly SFAS No. 130). ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Continued)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom (see Note 10) and Orion Communications Inc. (see Note 11)- represents a majority of the Company’s revenue

The Company earns revenue by reselling telecommunications services purchased from wholesale providers such as Rogers Communications and Videotron Telecom.  These revenues include monthly network access fees for local calling and internet access services billed one month in advance and recognized when earned.  Long Distance and Toll free calling service revenues are recognized when the service is rendered and included and billed the following month.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $76,701 at December 31, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for December 31, 2009.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2009 and 2008 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2009	2008

Net income (loss)	$143,807	$14,242

Weighted-average common shares
Outstanding (Basic)	37,376,657	33,554,024

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	37,376,657	33,554,024

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS when the Company reported a loss because inclusion would have been antidilutive.

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments” for its year ended September 30, 2008. The adoption of this principle had no effect on the Company’s operations.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended December 31, 2008 to conform with the December 31, 2009 presentation. These reclassifications had no effect on the net income for the three months ended December 31, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the three months ended December 31, 2008. For the three months ended December 31, 2008, net income attributable to noncontrolling interests of $6,510, is included in the Company’s net income.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through February 8, 2010, the date the financial statements were issued.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2009 and September 30, 2009 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	December 31,	September 30,
		2009	2009
Furniture and fixtures	5	$2,223	$2,182
Computer equipment	3	213,492	205,825
Vehicles	5	-	23,548
		215,715	231,555
Less: accumulated depreciation		199,172	216,305
Property and equipment, net		$16,543	$15,250

There was $2,789 and $1,810 charged to operations for depreciation expense for the three months ended December 31, 2009 and 2008, respectively. In November 2009, the vehicle was disposed of for $0. It was fully depreciated, and therefore no gain or loss was recognized.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

The Company had also over the past few years been advanced various amounts from related parties whom are officers, shareholders or entities under control by an officer or shareholder. These amounts bore interest at interest rates ranging between 5% and 7% per annum.  On December 31, 2008, the Company converted the remaining balances of $120,448 into 481,791 shares of the common stock of the Company ($0.25 per share).

As of December 31, 2009, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the three months ended December 31, 2009 was $384. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at December 31, 2009.

The Company agreed to pay the shareholders of 9151-4877 Quebec Inc. a total of CDN $383,464 for the acquisition of certain assets and liabilities of 9151-4877 Quebec Inc. (d/b/a “Dialek Telecom”). The Company held the option to pay the entire amount of the balance due at anytime.  Up thorough November 30, 2008, the Company was making a minimum monthly payment of CDN $9,992.01, which equates to the payment of the $360,331 (US$) (CDN $383,464) over 52 months at 15% annual interest.

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

The Company entered into a cash advance agreement as part of its assignment agreement with 9191-4200 Quebec Inc. (see Note 11) for $5,472.  The amount is not interest bearing.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of December 31, 2009, the amount outstanding was CDN$19,000 ($18,079).  Interest costs have been established at the Bank Prime rate + 2.5%, for a total of 4.25%.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES (CONTINUED)

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “Debenture”) with an individual. The Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.

The Debentures can either be paid to the holders on February 17, 2010 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. The Company anticipates to pay approximately $50,000 (CDN$) for the year ending September 30, 2010, and $30,000 (CND$) for the eight months ending May 31, 2011 for an aggregate total of $80,000. Rent expense for this lease for the three months ended December 31, 2009 was $10,344.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $45,000 (CDN$) for the year ending September 30, 2010, and $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $190,000. Rent expense for this lease for the three months ended December 31, 2009 was $11,750.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2009, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,376,657 and 37,376,657 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses	$575,507

Valuation allowance	(575,507)

$-

At December 31, 2009, the Company had a net operating loss carryforward in the approximate amount of $1,692,666, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 10-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (DIALEK TELECOM)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 11-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (ORION COMMUNICATIONS)

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

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of December 31, 2009, the Company had repaid 9191 a total of CDN$241,972 and as a result, the amount outstanding is CDN$5,859 ($5,472) as of December 31, 2009.  The amount was considered as a cash advance and is not interest bearing.

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

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through December 31, 2009.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008 (UNAUDITED)

NOTE 11-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (ORION COMMUNICATIONS) (CONTINUED)

As a result, the following demonstrates the details of the assets and liabilities acquired:

Assets
Goodwill (customer contracts)	$327,901
Accounts Receivable	$46,686

TOTAL ASSETS:	$376,781

Liabilities
Current Supplier Payables	$420,191
TOTAL LIABILITIES:

Net cash paid through September 30, 2009	$45,604

NOTE 12-	REDUCTION OF TRADE PAYABLES

On October 28, 2009, the Company settled a $242,538 (CD$) payable with a non-related vendor for a lump sum payment of $121,269 (CD$) (50 cents on the dollar). The forgiveness of debt of $121,269 is reflected in the December 31, 2009 condensed consolidated financial statements.

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

The agreements between our wholesalers and our customers are similar to those that the Company has with our Retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of the Company's telecommunications products and services found in exhibit 10.2 of this prospectus presents the general and underlying agreement that we hold with our Wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in the agreement serve to forewarn Wholesalers that should a stoppage of service occur we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this does not protect us from potential litigation. The risk of this is outlined in the Risk Factor section within our Annual Report on form 10-K.

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

Since May of 2009 as part of its acquisition of the clients of Orion Communications Inc., the Company has been selling services over its own network, along with those of Tier 1 and Tier 2 telecommunications carriers across Canada to Enterprise business clients.  Enterprise clients are larger, multi-national organizations with multiple office locations throughout the country.  Average revenue per customer in this segment is $1,000 per month.  The Company markets its services primarily through its direct sales force of qualified telecommunications services representatives.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $76,701 at December 31, 2009.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for December 31, 2009.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the interim period ending December 31, 2009 and 2008 are included in selling and promotion expenses in the consolidated statements of operations.

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

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the period ending December 31, 2008 to conform with the December 31, 2009 presentation. These reclassifications had no effect on the net income for the period ending December 31, 2008.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2009, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ending December 31, 2009 and 2008.

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

Results of Operations - Three Months Ending December 31, 2009 Compared to Three Months Ending December 31, 2008

The Company recorded sales of $1,394,535 of which $1,435 was hardware and $1,393,100 was services, for the period ending December 31, 2009 as compared to $319,690 of which $5,916 was hardware and $313,774 was services, for the period ending December 31, 2008.  This revenue was derived from the sale of $1,331,791 of VoIP hardware and services to Residential and Business Retail clients and $62,744 VoIP hardware and services to Wholesale customers.  For the period ending December 31, 2008, revenue was derived from the sale of $295,063 of VoIP hardware and services to Residential and Business Retail clients and $24,627 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $849,594 for the period ending December 31, 2009 compared to $180,974 for the period ending December 30, 2008, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the period ending December 31, 2009 of $544,941 compared to $138,716 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom and Orion Communications.

The Company's aggregate operating expenses were $506,734 for the period ending December 31, 2009 compared to $86,601 for the period ending December 31, 2008. In particular, there was an increase in Selling and Promotion expenses from $3,300 to $9,133 as the company increased sales travel as it concentrated it is seeking to expand its sales outside of  its local market of Montreal, Canada and into Toronto, Canada. There was an increase in Administrative wages from $40,440 to $216,798 as the Company opened a new office in May 2009 in Toronto and hence increased its salaried employee base. There was an increasein Professional and Consulting Fees from $24,054 to $225,813 as the company increased its accounting, internal audit and legal expenditures related to the assignment of the Orion communications customer base.   There was an increase in General and Administrative Expenses from $16,997 to $52,201 due to an increase in costs related to opening a new sales and client services office in Toronto.  There was an increase in Depreciation Expenses from $1,810 to $2,789 since the company acquired some new computer equipment during the period and the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net income of $143,807 for the period ending December 31, 2009 (when considering a minority interest of $6,866) compared to a net income of $14,242 for the prior period (when considering a minority interest of $6,510). The Company has achieved a net income from operations of $38,207 and an additional increase to net income of $114,805 due to a negotiated settlement with a large supplier resulting in a forgiveness of debt. This forgiveness of debt is a one-time, non-cash gain that is not anticipated to be repeated in the future.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 and 2011 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the three month period ending December 31, 2009:

On The Company's balance sheet as of December 31, 2009, the Company had assets consisting of accounts receivable in the amount of $566,112, inventory of $11,204, prepaid expenses of $191,117 and no cash. The Company has expended its cash in furtherance of its business plan.  Consequently, the Company's balance sheet as of December 31, 2009 reflects a deficit accumulated of ($1,506,902) and total stockholder’s equity of $256,757.

The Company used $244,237 of cash from operating activities in 2009 compared to being provided $4,268 in 2008. This change was attributable in large part to the fact that of the total net income of $143,807, $114,805 was attributed to the forgiveness of debt and hence non-cash related.  Likewise, $101,655 of payments were made towards pre-payments to suppliers, including amounts paid to 9191-4200 Quebec Inc. towards future commissions owed against its assignment deal for the clients of Orion Communications.

The Company used cash in investing activities of $3,810 compared to $0 in 2008. This change was attributable to the Company's acquisition of telecommunications equipment,

The Company had net cash provided by financing activities of $257,543 in 2009 compared to a use of $15,153 in 2008.  The majority of this provision comes from the company’s expansion of its current debt through disbursements made on its operating credit line.

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

The company has classified its related party loans on its Balance sheet as of December 31, 2009 of $42,500 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.  The Company has classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception in 2004 to its fiscal year ending September 30, 2008.  However, the Company has emerged from the recurring losses and has posted a net income for the year ended September 30, 2009 and the interim three month period ending December 31, 2009.  The Company continues to have a working capital deficit of $473,142. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

On August 1, 2006, the Company converted $421,080 of the $721,080 of its loans with United American Corporation, a related party through common ownership, and majority shareholder of the Company prior to United American Corporation's stock dividend that took place effective October 30, 2006 into 1,699,323 shares of the Company's common stock. In December 2006, the Company issued a resolution to issue the remaining 171 fractional shares related to United American Corporation's spin-off of the corporation and pro-rata distribution of United American Corporation's holding of the Company's common stock to its shareholders. Those shares were issued prior to December 31, 2006 and distributed to shareholders. The $300,000 remaining on the loan has become interest bearing at 12% per annum on August 1, 2006, payable monthly with a maturity date of August 1, 2009.  However on December 31, 2008, the Company converted the entire debt through the issuance of capital stock at $0.25 per share.

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

In addition, the Company acquired certain assets and liabilities of Orion Communications Inc. on May 7, 2009, and assumed a total of $418,762 of liabilities and $376,7891 of assets. The Company has realizes approximately $35,000 per month of additional Gross Margin, and hence this has contributed to an increase in cash flow from operations.

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

 PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company received notice on February 11, 2009 from 9164-4898 Quebec Inc d/b/a BR Communications Inc. (“BR”). The notice claims that the Company owes BR unpaid commissions totaling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

In the executed agreement with BR it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR  The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

The Company has issued counterclaims against BR Communications Inc. for lost sales and other defaults caused by BR’s inability to meet its obligations as part of its agreement with the Company.  The Company has filed a counter claim of CDN$410,255 ($390,358 US$)

Other than the dispute mentioned above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

 ITEM 1A - RISK FACTORS

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10–K for the year ended September 30, 2009, which was  filed with the Securities and Exchange Commission on December 23, 2009 (the “Fiscal 2009 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2009 10–K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2009.  The Company recorded a liability for stock to be issued of $953,159 due to conversion of debt at December 31, 2008.

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

Dated: February 15, 2010

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial and Accounting Officer