Form 10-K/A
period 2009-09-30
Teliphone Corp
filed 2010-04-02
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

Documents incorporated by reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended September 30, 2009 (the “Original Annual Report”) of Teliphone Corp. (the “Company”) is being filed to (i) report management's assessment of our internal controls over financial reporting as of September 30, 2009 in Item 9A under the subheading “Management’s Report on Internal Control Over Financial Reporting”, and (ii) revise our disclosure in Item 9A under the subheading “Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures”  to conclude that our disclosure controls and procedures as of September 30, 2009 were not effective based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting with the filing of the Original Annual Report on Form 10-K for the period ending September 30, 2009. In addition, the Company is including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Original Annual Report. Accordingly, the remainder of the Company’s Original Annual Report remains unchanged. This Amendment continues to speak as of December 23, 2009, the date of our initial filing of the Original Annual Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since December 23, 2009.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of September 30, 2009, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file our management's assessment of internal controls over financial reporting in connection with the filing of Original Annual Report on Form 10-K for the period ending September 30, 2009, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of September 30, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

TELIPHONE CORP.

Date: April 2, 2010	By:	/s/ George Metrakos
George Metrakos
Chief Executive Officer

TELIPHONE CORP.

Date: April 2, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Financial Officer

TELIPHONE CORP.

Date: April 2, 2010	By:	/s/ George Metrakos
George Metrakos
Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TELIPHONE CORP.

Date: April 2, 2010	By:	/s/ George Metrakos
George Metrakos
Director