Form 10-Q/A
period 2009-12-31
Teliphone Corp
filed 2010-04-02
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)
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

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the “Original Quarterly Report”) of Teliphone Corp. (the “Company”) is being filed to revise our disclosure in Item 9A under the subheading “Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures” to conclude that our disclosure controls and procedures as of December 31, 2009 were not effective based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting with the filing of the our Annual Report on Form 10-K for the period ending September 30, 2009. In addition, the Company is including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Original Quarterly Report. Accordingly, the remainder of the Company’s Original Quarterly Report remains unchanged. This Amendment continues to speak as of February 16, 2010, the date of our initial filing of the Original Quarterly Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since February 16, 2010.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of December 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2009, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended December 31, 2009. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2009.

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

Dated: April 2, 2010

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial Officer

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Accounting Officer