Form 10-Q
period 2010-03-31
Teliphone Corp
filed 2010-05-21
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of, May 21, 2010, there were 37,556,657 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND SEPTEMBER 30, 2009

ASSETS
	US $
	MARCH 31,	SEPTEMBER 30,
	2010	2009
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	586,697	514,988
Inventory	12,265	11,819
Prepaid expenses and other current assets	194,293	88,240

Total Current Assets	793,255	615,047

Fixed assets, net of depreciation	20,629	15,250
Goodwill	551,841	851,489

TOTAL ASSETS	$1,365,725	$1,481,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$236,146	$93,714
Deferred revenue	3,994	2,690
Promissory note payable	9,844	26,152
Current portion of related party convertible debentures	59,067	56,038
Current portion of related party loans	20,000	42,500
Accounts payable and accrued expenses	1,015,910	998,494

Total Current Liabilities	1,344,961	1,219,588

Long Term Liabilities:
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	1,415,789	1,290,416

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,556,657 and 37,376,657 shares issued and outstanding, respectively	37,557	37,377
Additional paid-in capital	1,870,191	1,847,871
Accumulated deficit	(1,904,299)	(1,650,709)
Accumulated other comprehensive income (loss)	(128,787)	(119,562)

Total Teliphone Corp. Stockholders' Equity (Deficit)	(125,338)	114,977
Noncontrolling interest	75,274	76,393

Total Stockholders' Equity (Deficit)	(50,064)	191,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,365,725	$1,481,786

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	US$		US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009

OPERATING REVENUES
Revenues	$2,506,643	$644,395	$1,112,108	$323,961

COST OF REVENUES
Inventory, beginning of period	11,819	8,964	11,204	6,593
Purchases and cost of VoIP services	1,560,778	348,724	711,799	170,122
Inventory, end of period	(12,265)	(8,788)	(12,265)	(8,788)
Total Cost of Revenues	1,560,332	348,900	710,738	167,927

GROSS PROFIT	946,311	295,495	401,370	156,034

OPERATING EXPENSES
Selling and promotion	13,847	3,428	4,714	128
Administrative wages	468,832	90,183	252,034	49,743
Professional and consulting fees	386,223	67,993	160,410	43,940
Other general and administrative expenses	96,741	37,387	44,540	20,388
Impairment	337,275	-	337,275	-
Depreciation	6,168	3,572	3,379	1,762
Total Operating Expenses	1,309,086	202,563	802,352	115,961

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(362,775)	92,932	(400,982)	40,073

OTHER INCOME (EXPENSE)
Forgiveness of debt	114,805	-	-	-
Interest expense	(6,739)	(37,024)	(4,400)	(4,917)
Total Other Income (Expense)	108,066	(37,024)	(4,400)	(4,917)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(254,709)	55,908	(405,382)	35,156
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	(254,709)	55,908	(405,382)	35,156
Less: Net earnings attributable to noncontrolling interest	1,119	(14,164)	7,985	(7,654)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(253,590)	$41,744	$(397,397)	$27,502

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.01)	$0.00	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,377,646	35,460,336	37,378,657	37,366,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(253,590)	$41,744	$(397,397)	$27,502
Other comprehensive income (loss)
Currency translation adjustments	(9,195)	53,597	(7,198)	8,291
Comprehensive income (loss)	$(262,785)	$95,341	$(404,595)	$35,793

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

	US$
	SIX MONTHS ENDED
	MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(253,590)	$41,744

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	6,168	3,572
Impairment	337,275	-
Noncontrolling interest	(1,119)	14,164
Forgiveness of debt	(114,805)	-

Changes in assets and liabilities
(Increase) in accounts receivable	(43,920)	(105,278)
(Increase) decrease in inventory	192	(1,226)
(Increase) decrease in prepaid expenses and other current assets	(1,969)	13,606
Increase in deferred revenues	1,159	197
Increase (decrease) in accounts payable and
and accrued expenses	86,999	(58,009)
Total adjustments	269,980	(132,974)

Net cash provided by (used in) operating activities	16,390	(91,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(10,918)	-

Net cash (used in) investing activities	(10,918)	-

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	137,198	98,838
Repayment of promissory note	(17,719)	-
Proceeds from debenture payable	-	47,570
Proceeds from loan payable - related parties, net	(100,563)	(53,720)

Net cash provided by (used in) financing activities	18,916	92,688

Effect of foreign currencies	(24,388)	(1,458)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$6,739	$22,745

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$953,158
Common stock issued for conversion of notes payable	$22,500	$-

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying consolidated financial statements the Company has a working capital deficiency of ($551,706) as of March 31, 2010, and has an accumulated deficit of ($1,904,299) through March 31, 2010. The Company has improved operations and streamlined their business, and expanded their services throughout Canada which has generated net profits for the past year. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. While the Company demonstrates that it has recently become profitable, the existence of the working capital deficiency continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s subsidiary, Teliphone Inc. finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities from this entity. This transaction as described in Note 10.

The Company further reduced approximately $950,000 of related party debt in February 2009 as this was converted into additional shares of the Company’s stock.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

On May 1, 2009, the Company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it began to service the customers of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 11.

While the Company had experienced a net profit for the year ended September 30, 2009, and three months ended December 31, 2009. The Company took a write-down of $337,275 as part of the events of February 2010 related to the cancelation of its agreement with 9191-4200 Quebec Inc. (see Note 11), and as a result had a net loss for this period. There is still no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations.  The Company hired a market maker and has secured a listing on the Over the Counter Bulletin Board, and the Company’s Common Stock became tradeable over-the-counter in June 2008.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The Company has available approximately CDN$323,000 in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $323,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholders.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Resale of Traditional Telecommunications Services (due to Acquisition of customer base of Dialek Telecom and the servicing of the clients of Orion Communications Inc. - represents a majority of the Company’s revenue)

The Company earns revenue by reselling telecommunications services purchased from wholesale providers such as Rogers Communications and Videotron Telecom.  These revenues include monthly network access fees for local calling and internet access services billed one month in advance and recognized when earned.  Long Distance and Toll free calling service revenues are recognized when the service is rendered and included and billed the following month.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $73,830 at March 31, 2010.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for March 31, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2010 and 2009 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2010	2009

Net income (loss)	$(253,590)	$41,744

Weighted-average common shares
Outstanding (Basic)	37,377,646	35,460,336

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	37,377,646	35,460,336

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the six months ended March 31, 2009 to conform with the March 31, 2010 presentation. These reclassifications had no effect on the net income for the six months ended March 31, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the six months ended March 31, 2010. For the six months ended March 31, 2010, net income attributable to noncontrolling interests of $1,119, is included in the Company’s net income.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through May 19, 2010, the date the financial statements were issued.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2010 (unaudited) and September 30, 2009 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	March 31,	September 30,
		2010	2009
Furniture and fixtures	5	$2,244	$2,182
Computer equipment	3	222,365,	205,825
Vehicles	5	-	23,548
		224,609	231,555
Less: accumulated depreciation		203,980	216,305
Property and equipment, net		$20,629	$15,250

There was $6,168 and $3,572 charged to operations for depreciation expense for the six months ended March 31, 2010 and 2009, respectively. In November 2009, the vehicle was disposed of for $0. It was fully depreciated, and therefore no gain or loss was recognized.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

As of March 31, 2010, the Company has $42,500 including accrued interest outstanding with shareholders. Interest expense for the six months ended March 31, 2010 was $256. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at March 31, 2010.  On March 31, 2010, an agreement of repayment and conversion was made with all shareholders as follows:

$20,000 loan: Payment in cash for accrued interest to March 31, 2010 of $768, with no further interest payable from April 1, 2010 during the repayment period ending January 1, 2011.

$12,500 loan: Conversion of the entire amount to Common Stock of the Company at a rate of $0.125 per share (100,000 shares) on March 31, 2010.  No interest has been paid or accrued on this loan.

$10,000 loan: Payment in cash for accrued interest to March 31, 2010 of $768, with the principal being converted to Common stock of the Company at a rate of $0.125 per share (80,000 shares) on March 31, 2010.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

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

The Company entered into a cash advance agreement as part of its assignment agreement with 9191-4200 Quebec Inc. (see Note 11) for $5,472.  The amount was not interest bearing and was fully paid by September 30, 2009.

The Company’s subsidiary, Teliphone Inc., entered into an Acquisition Line of Credit agreement with a related party to a shareholder of the Company.  The line of credit permits the company to draw up to $1,000,000 for the purposes of business acquisitions in the future.  The loan rate is 5%.  As of March 31, 2010, the Company has not drawn down on any amount of this line of credit.  As a result of the agreement, Teliphone Inc. entered into a General Security Agreement which provides the secured party with first ranked security on all of the assets of Teliphone Inc. for any obligations owed to the secured party in the event of default.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 5-	PROMISSORY NOTE PAYABLE

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of March 31, 2010, the amount outstanding was CDN$10,000 ($9,844).  Interest costs have been established at the Bank Prime rate + 2.5%, for a total of 4.25%.

NOTE 6-	CONVERTIBLE DEBENTURES

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “Debenture”) with an individual. The Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the Debenture was renewed for an additional 12 months at 12% to mature on February 6, 2011.

The Debentures can either be paid to the holders on February 6, 2011 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “Debenture”) with an individual. The Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the Debenture was renewed for an additional 12 months at 12% to mature on February 17, 2011.

The Debentures can either be paid to the holders on February 17, 2011 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES (CONTINUED)

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

The embedded derivative did not qualify as a fair value or cash flow hedge under ASC 815-10.

NOTE 7-	COMMITMENTS / LITIGATION

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-	COMMITMENTS / LITIGATION (CONTINUED)

Subsequently on April 30, 2010, BR Communications Inc. amended its statement of claim for a total of Cdn$286,000 for commissions owed to the end of the contract period, February 28, 2011, claiming a disagreement with the Company for the termination of the agreement.

The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. The Company anticipates to pay approximately $50,000 (CDN$) for the year ending September 30, 2010, and $30,000 (CND$) for the eight months ending May 31, 2011 for an aggregate total of $80,000. Rent expense for this lease for the six months ended March 31, 2010 was $20,688.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $45,000 (CDN$) for the year ending September 30, 2010, and $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $190,000. Rent expense for this lease for the six months ended March 31, 2010 was $23,500.

The Company’s subsidiary Teliphone Inc. has entered into various lease agreements for computer equipment with Dell Financial Services Canada Limited.  The Company pays approximately $3,700 (CDN$) per month.   The Company will pay an aggregate amount of $22,000 for the year ending September 30, 2010 and $18,000 for the year ending September 30, 2011.

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement with 3 individuals residing in the Province of Ontario, Canada for all of the issued and outstanding shares of Orion Communications Inc. (“Orion”).  On April 30, 2009, Orion, under management of 9191, had executed a services agreement with the Company’s subsidiary, Teliphone Inc. to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada for rescission due to overpayment and damages totaling CDN$1,000,000 claiming misrepresentation of financial statements made by the former owners.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-	COMMITMENTS / LITIGATION (CONTINUED)

As a result of the claim for rescission, the Company’s subsidiary, Teliphone Inc.’s employment agreement with a former owner of Orion was likewise rescinded.

On February 18, 2010, the Former owners of Orion filed their defense and counterclaim against 9191, naming the Company, its subsidiary Teliphone Inc., George Metrakos, the Company’s President and CEO and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, its subsidiary and President are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

The Former owners of Orion are also pursuing the Company’s subsidiary Teliphone Inc. for $150,000 for the early termination of the employment agreement.

The Company does not feel that, as a service provider, the agreements and disagreements between the new and former owners of Orion have anything to do with the Company and hence feel that the claim brought upon it has any merit.  As a result, it has not accrued a liability for the amounts of the claims made by the former owners of Orion, however will continue to evaluate this as more information becomes readily available. The Company has accrued for legal fees in association with this claim.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim against the Company’s subsidiary Teliphone Inc. requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stands as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claims that as a secured creditor holding a General Security Agreement, it has rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.  Management has attempted to explain to BMO that it is a service provider and hence has a right to collect fees for services provided and as such has began to prepare a defense demonstrating that Teliphone Inc. is providing a paid service to Orion’s clients.

The Company has not accrued a liability for any amounts of the claims made by BMO on its balance sheet, however has accrued for legal fees in connection with this claim..

NOTE 8-	STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2010, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,556,657 and 37,376,657 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-	STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The Company issued 180,000 shares of common stock to convert related party notes in the amount of $22,500 ($0.125 per share) on March 31, 2010 (see Note 4).

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$715,446

Valuation allowance	(715,446)

$-

At March 31, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,104,252, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED(

NOTE 10-	ACQUISITION OF CERTAIN ASSETS AND LIABILITIES (DIALEK TELECOM)

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

Value adjusted and disclosed in 06-30-2008 Definitive Agreement (US$)
Assets
Goodwill (Business Acquisition)	$549,767
Accounts Receivable	$74,533
Cash in Bank	$9,807

TOTAL ASSETS:	$634,107

Liabilities
Current Supplier Payables	$258,044
TOTAL LIABILITIES:

Note Payable (see Note 4):	$376,063

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 11-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

On May 7, 2009, the Company entered into an assignment agreement with 9191-4200 Quebec Inc. (“9191”) in order to have the customer contracts of Orion Communications Inc., (“Orion”) an Ontario, Canada Company assigned to the Company for its management.  No consideration was paid however the Company and 9191 had agreed to share 50% each of the gross benefits received from the customer base. The consideration would have taken effect upon the customer base achieving $767,840 in profits ($767,840 @ 50% = $393,920, which was the goodwill on the transaction). Upon achievement of this threshold, the Company would have paid 9191 a monthly commission that approximates 50% of the net profit generated by this customer base.

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of March 31, 2010, the Company had repaid 9191 the entire amount.  The amount was considered as a cash advance and was not interest bearing.

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

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through March 31, 2010.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 11-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

As a result, the following demonstrates the details of the assets and liabilities acquired:

Assets
Goodwill (Difference between Assets and Liabilities acquired)	$327,901
Accounts Receivable	$46,686

TOTAL ASSETS:	$376,781

Liabilities
Current Supplier Payables	$420,191
TOTAL LIABILITIES:

Net cash paid through September 30, 2009	$45,604

On February 23, 2010, the Company’s agreement of assignment with 9191 was cancelled due to a default of the assignor.  As a result of the default, immediate payment for all amounts owed by 9191 was requested, however 9191 did not comply.  The delivery of services to Orion clients was suspended, and the clients were permitted to request delivery of service directly from the Company.  As a result of the cancellation of the contract, the Company took a write-down (fully impaired) of $337,275 previously listed as Goodwill.

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

On April 6, 2006, the Company, through its subsidiary Teliphone Inc. signed a Master Services Agreement with Rogers Business Solutions ("Rogers"). This agreement permits Teliphone Inc. to purchase voice channel capacity for its Canadian Network. The majority of its current voice channel capacity already exists with Rogers, however, the current agreements are still between Rogers and the Company's former parent company, United American Corporation. This capacity was later transferred under the Teliphone Inc.-Rogers agreement in 2008. The term of the agreement is for 2 years, with no specific renewal conditions.  The contract was not renewed as the Company migrated its Canadian network towards Intelco, as outlined in the next paragraph.

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

Teliphone Inc. also agreed to make available to the customers of Intelco certain proprietary software for broadband telephony use. In lieu of receiving cash for the licensing of this software, Teliphone Inc. applies $1 per customer per month at a minimum of $5,000 per month.

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

On April 30, 2009, the Company entered into a services agreement with the owners of Orion Communications Inc.  As a result, the Company acquired the rights to service an additional 580 Business Customers for telecommunications services in Canada, along with other assets valued at CDN$376,781 and liabilities valued at CDN$418,762.  The Company and the owner of Orion Communications, 9191-4200 Quebec Inc. agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.  Subsequently on February 23, 2010, the Company’s agreement of assignment with 9191 was cancelled due to a default of the assignor.  As a result of the cancelation of the agreement, the Company took a write-down (full impairment) of $337,275 previously listed as Goodwill on its Balance Sheet.

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

We have incurred gross losses during our first three years of operation because the minimum purchases necessary in order to sustain our operations are enough to deliver services to more customers than we currently have. As a result, we estimate that we will continue to increase our gross profit over time. An indication of this is our positive gross profit since the interim period ended December 31, 2006, and a positive net income for the fiscal year ended September 30, 2009

We will continue to cover our cash shortfalls through debt financing with affiliated parties. In the event that we do not have a significant increase in revenues and we do not raise sufficient capital in the offering herein, management estimates we can only sustain our cash requirements for three months.  After three months, management will need to consider alternate sources of financing, including but not limited to additional debt financing, in order to sustain operations for the next twelve months.  No agreements or arrangements have been made as of this date for such financing.

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

The Company does not own or rent any retail space for the purpose of distribution, rather, it relies on its re-seller partners to display and promote the Company's products and services within their existing retail stores. Our agreement with BR Communications Inc. has permitted us to establish our retail sales channel. Since we entered into a dispute with BR Communications, Inc. (See "LEGAL PROCEEDINGS") in February 2009, this distribution channel provides limited revenue generation, as we have elected to work with only two resellers from the original BR Communications Inc. channel and likewise focus our efforts predominantly on the business market, of which is outside of this channel.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $73,830 at March 31, 2010.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the interim periods ended March 31, 2010 and 2009 are included in selling and promotion expenses in the consolidated statements of operations.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the periods ended March 31, 2010 and 2009.

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

Results of Operations - Three and Six Months Ended March 31, 2010 Compared to Three and Six Months Ended March 31, 2009

For the six month period ended March 31, 2010, the Company recorded sales of $2,506,643 of which $3,216 was hardware and $2,503,427 was services compared with $644,395, of which $50,602 was for hardware and $593,793 was for services for the same period in 2009.   This revenue was derived from the sale of $2,364,190 of VoIP hardware and services to Residential and Business Retail clients and $142,453 VoIP hardware and services to Wholesale customers.  For the same period in 2009, revenue was derived from the sale of $609,849 of VoIP hardware and services to Residential and Business Retail clients and $34,546 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $1,560,332 for the six month period ended March 31, 2010 compared to $348,900 for the same period ended March 31 2009, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the period ended March 31, 2010 of $946,311 compared to $295,495 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.

For the three month period ended March 31, 2010, the Company recorded sales of $1,112,108 of which $1,781 was hardware and $1,110,327 was services compared with $323,961, of which $33,896 was for hardware and $290,065 was for services for the same period in 2009.   This revenue was derived from the sale of $1,032,399 of VoIP hardware and services to Residential and Business Retail clients and $79,709 VoIP hardware and services to Wholesale customers.  For the same period in 2009, revenue was derived from the sale of $315,422 of VoIP hardware and services to Residential and Business Retail clients and $8,539 VoIP hardware and services to Wholesale customers.

The Company's cost of sales were $710,738 for the three month period ended March 31, 2010 compared to $167,927 for the same period ended March 31 2009, primarily as a consequence of an increase in sales and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network. The net result was a gross margin for the period ended March 31, 2010 of $401,370 compared to $156,034 for the prior period. This increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada as well as being derived from the gross profit attained through the resale of certain telecommunications services due to the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.

The Company's aggregate operating expenses were $1,309,086 for the period ended March 31, 2010 compared to $202,563 for the period ended March 31, 2009. The Company took a one-time, non-cash impairment of $337,275 on February 23, 2010 related to its cancelled agreement for the assignment of clients with 9191-4200 Quebec Inc., and a one-time charge for legal fees that have been accrued as a result of recent litigation that is in the discovery stage at this point of $75,000.  Likewise,  there was an increase in Selling and Promotion expenses from $3,428 to $13,847 as the company increased sales travel as it concentrated it is seeking to expand its sales outside of  its local market of Montreal, Canada and into Toronto, Canada. There was an increase in Administrative wages from $90,183 to $468,832 as the Company opened a new office in May 2009 in Toronto and hence increased its salaried employee base. There was an increase in Professional and Consulting Fees from $67,993 to $311,223 as the company increased its accounting, internal audit and legal expenditures related to the servicing of the Orion communications customer base, and likewise increased legal expenses due to the required defense pending new statement of claims issued against the company and its officers.   There was an increase in General and Administrative Expenses from $37,387 to $96,741 due to an increase in costs related to opening a new sales and client services office in Toronto.   There was an increase in Depreciation Expenses from $3,572 to $6,168 since the company acquired new computer equipment during the period and the original equipment received in 2004 during the formation of the Company’s subsidiary Teliphone Inc. from its former parent company United American Corporation had completely depreciated.

As a result, the Company had a net income (loss) of ($253,590) for the six month period ended March 31, 2010 (when considering a minority interest of $1,119) compared to a net income (loss) of $41,744 for the prior period (when considering a minority interest of ($14,164)). The Company has achieved a net income from operations of $158,685, however when considering the non-cash impairment of $337,275, and the one-time charge for legal fees of $75,000 the company is reporting a loss per share of ($0.005).

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 and 2011 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the period ended March 31, 2010:

On The Company's balance sheet as of March 31, 2010, the Company had assets consisting of accounts receivable in the amount of $586,697, inventory of $12,265, prepaid expenses of $194,293 and no cash. The Company has expended its cash in furtherance of its business plan.  Consequently, the Company's balance sheet as of March 31, 2010 reflects a deficit accumulated of ($1,904,299) and total stockholder’s deficit of $50,064.

The Company was provided $16,390 of cash from operating activities in 2010 compared to using $91,230 in 2009. This change was attributable in large part to the fact that of the total net (loss) of ($253,590), $337,275 was attributed to impairment.

The Company used cash in investing activities of $10,918 compared to $0 in 2009. This change was attributable to the Company's acquisition of telecommunications equipment.

The Company had net cash provided by financing activities of $18,916 in 2010 compared to being provided $92,688 in 2009.  The majority of this provision comes from the company’s expansion of its current debt through disbursements made on its operating credit line and repayment of its promissory note with a supplier

In pursuing its business strategy, the Company will require additional cash for growing its operating and investing activities, since the Company’s current level of gross margin is capable of covering its operating expenses. Company will continue to borrow money through its operating line of credit at its subsidiary’s bank when such cash for growth purposes is required.  In order to increase this operating line, the Company relies on collateral guarantees from shareholders and related parties.  The Company continues to search for ways to reduce costs and increase revenues of its VoIP and telecommunications resell services.

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

The company has classified its related party loans on its Balance sheet as of March 31, 2010 of $20,000 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.  The Company has classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception in 2004 to its fiscal year ending September 30, 2008.  However, the Company has emerged from the recurring losses and has posted a net income for the year ended September 30, 2009, the interim three month period ended December 31, 2009 and positive income from operations (not counting a non-cash impairment) for the six month period ended March 31, 2010.  The Company continues to have a working capital deficit of $551,706. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

In addition, the Company acquired certain assets and liabilities of Orion Communications Inc. on May 7, 2009, and assumed a total of $418,762 of liabilities and $46,686 of assets. The Company has realizes approximately $35,000 per month of additional Gross Margin, and hence this has contributed to an increase in cash flow from operations.

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

ITEM 4T. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2009, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended March 31, 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2009.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

BR Communications Inc.

The Company received notice on February 11, 2009 from 9164-4898 Quebec Inc d/b/a BR Communications Inc. (“BR”). The notice, filed at the Province of Quebec Superior Court, District of Montreal, claims that the Company owes BR unpaid commissions totalling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

Subsequently on April 30, 2010, BR Communications Inc. amended its statement of claim for a total of Cdn$286,000 for commissions owed to the end of the contract period, February 28, 2011, claiming a disagreement with the Company for the termination of the agreement.

In the executed agreement with BR it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR.  The Company does not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

The Company has issued counterclaims against BR Communications Inc. for lost sales and other defaults caused by BR’s inability to meet its obligations as part of its agreement with the Company.  The Company has filed a counter claim of CDN$410,255 ($390,358 US$)

Former Owners of Orion Communications Inc.

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement (the “Purchase Agreement”) with 3 individuals (the “Former Owners”) residing in the Province of Ontario, Canada for all of the issued and outstanding shares of Orion Communications Inc. (“Orion”).  On April 30, 2009, Orion, under management of 9191, had executed a services agreement with the Company’s subsidiary, Teliphone Inc. to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada, district of Toronto, for rescission of the Purchase Agreement due to overpayment and damages totalling CDN$1,000,000 claiming misrepresentation of financial statements made by the Former Owners.

As a result of the claim for rescission, the Company’s subsidiary, Teliphone Inc.. terminated its employment agreement with one of the Former Owners.

On February 18, 2010, the Former Owners of Orion filed their defence and counterclaim against 9191, naming the Company, its subsidiary Teliphone Inc., George Metrakos, the Company’s President and CEO and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners claim that the Company, its subsidiary and President are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

The Former Owners are also pursuing the Company’s subsidiary Teliphone Inc. for $150,000 for the early termination of the employment agreement.

The Company does not feel that, as a service provider, the agreements and disagreements between the 9191 and the Former Owners have anything to do with the Company and hence feel that the claims brought upon it do not have any merit.  As a result, it has not accrued a liability for the amounts of the claims made by the Former Owners, however will continue to evaluate this as more information becomes readily available. The Company has accrued legal fees in connection with the claim.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim in Superior Court of Justice in the Province of Ontario, Canada, district of Brampton, against the Company’s subsidiary Teliphone Inc. requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stands as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claims that as a secured creditor holding a General Security Agreement, it has rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.  Management has attempted to explain to BMO that it is a service provider and hence has a right to collect fees for services provided and as such has began to prepare a defence demonstrating that Teliphone Inc. is providing a paid service to Orion’s clients.

The Company has not accrued a liability for any amounts of the claims made by BMO on its balance sheet. The Company has accrued legal fees in connection with the claim.

Other than the disputes mentioned above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 180,000 restricted shares for the repayment of loans from Shareholders on March 31, 2010.  The repayments totalled $22,500 and the stock was priced at $0.125 per share.  These securities were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder in the case of non-U.S. persons  The Company did not engage in any general solicitation or advertising in relation to the issuance of these securities.  The stock certificate were issued with the appropriate legends affixed.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - (REMOVED AND RESERVED)

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

Dated: May 21, 2010
TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial Officer

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Accounting Officer