Form 10-Q/A
period 2010-03-31
Teliphone Corp
filed 2010-06-10
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ending March 31, 2010 (the “Original Annual Report”) of Teliphone Corp. (the “Company”) is being filed to disclose additional details of the Company’s Results of Operations with the Management’s Discussion and Analysis section.  In addition, the Company is including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not attempt to modify or update any other disclosures set forth in the Company’s Original Quarterly Report. Accordingly, the remainder of the Company’s Original Quarterly Report remains unchanged. This Amendment continues to speak as of May 21, 2010, the date of our initial filing of the Original Quarterly Report, and unless otherwise indicated herein, does not reflect information obtained after that date. Therefore, in conjunction with reading this Amendment, you also should read all other filings that we have made with the Securities and Exchange Commission since May 21, 2010.

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

Results of Operations - Three and Six Months Ended March 31, 2010, Compared to Three and Six Months Ended March 31, 2009

For the three month period ending March 31, 2010, the company recorded sales of $1,112,108, an increase of 243%, as compared to $323,961 for the same period in 2009.  The increase in sales from the prior year period was driven by a $716,977, or 227%, increase in sales of VoIP hardware and services to Residential and Business Retail clients and a $71,770, or 834%, increase in sales of VoIP hardware and services to Wholesale customers.  The increases are primarily due to the increased business brought on through the servicing of the customers of Orion Communications Inc., which rights were acquired in May of 2009.  Essentially all of the Company’s sales in the current year period related to services; whereas, in the prior year period 92% of sales related to services and 8% related to hardware.

For the six month period ended March 31, 2010, the Company recorded sales of $2,506,643, an increase of 289%, as compared to $644,395 for the same period in 2009.  The increase in sales from the prior year period was driven by a $1,754,341, or 288%, increase in sales of VoIP hardware and services to Residential and Business Retail clients and a $107,907, or 312%, increase in sales of VoIP hardware and services to Wholesale customers.  The increases are primarily due to the increased business brought on through the servicing of the customers of Orion Communications Inc., which rights were acquired in May of 2009.  Essentially all of the Company’s sales in the current year period related to services; whereas, in the prior year period approximately 92% of sales related to services and 8% related to hardware.

The following table illustrates the changes in revenue for the three and six month periods ending March 31, 2010, as compared to the prior year periods, by distribution channel (Retail, which includes Residential and Business, where the Company invoices the end-user directly, and Wholesale, where the Company sells to a service aggregator who in turn invoices the end-user directly):

Total Revenues by Distribution Channel

	Retail		% Change	Wholesale		% Change
	2010	2009		2010	2009
Revenues, 6 months ended March 31	$2,364,190	$609,849	287.7%	$142,453	$34,564	312%
% of total revenues	94%	95%		6%	5%

Revenues, 3 months ended March 31	$1,032,399	$315,422	227.3%	$79,709	$8,539	834%
% of total revenues	93%	97%		7%	3%

The Company’s cost of sales were $710,738 for the three month period ended March 31, 2010, a 323% increase as compared to $167,927 in the prior year period, primarily due to the sales increase and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network.  Gross margin for the period was $401,370, a 157% increase as compared to $156,034 in the prior year period.  The increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada, the resale of certain telecommunications services resulting from the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.  Both the acquisition of the Dialek customer base and the servicing of the Orion customers provide margins related to the re-sale of telecommunications services provided by other Carriers.  This is different from Teliphone’s traditional business of offering telecommunications services over its own network.  Services re-sold provide the Company with lower gross margins and since the majority of the Company’s revenues are now derived from the resale of services, the results will demonstrate a decrease in gross margin as a percentage of sales.  For the three month period ending March 31, 2010 as compared to the same period in the prior year, the company experienced a decrease of gross margin as a percentage of sales from 48% to 36%.  The Company’s objective is to work with these re-sale customers to commence the transfer of a portion of its telecommunications over the Company’s network, thereby increasing gross margins on the same revenue.

The Company’s cost of sales were $1,560,332 for the six month period ended March 31, 2010, a 347% increase as compared to $348,900 in the prior year period, primarily due to the sales increase and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network.  Gross margin for the period was $946,311, a 220% increase as compared to $295,495 in the prior year period.  The increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada, the resale of certain telecommunications services resulting from the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.  Both the acquisition of the Dialek customer base and the servicing of the Orion customers provide margins related to the re-sale of telecommunications services provided by other Carriers.  This is different from Teliphone’s traditional business of offering telecommunications services over its own network.  Services re-sold provide the Company with lower gross margins and since the majority of the Company’s revenues are now derived from the resale of services, the results will demonstrate a decrease in gross margin as a percentage of sales.  For the six month period ending March 31, 2010 as compared to the same period in the prior year, the company experienced a decrease of gross margin as a percentage of sales from 46% to 38%.  The Company’s objective is to work with these re-sale customers to commence the transfer of a portion of its telecommunications over the Company’s network, thereby increasing gross margins on the same revenue.

The following table presents an analysis of operating revenues and gross margin based on the Company’s two operating offices—in Montreal, Quebec (which includes sales to clients acquired in the 2008 transaction with Dialek Telecom in 2008) and in Toronto, Ontario (which includes sales associated with the servicing of the clients acquired in the 2009 transaction with Orion Communications).  This supplemental information is provided for information purposes only; the totals provided below are for operations only and do not match the Company’s Financial Statements due to inter-company charges netted out in consolidation.

Analysis of Operating Revenues

	Montreal, Quebec		% Change	Toronto, Ontario		% Change
3 months ending March 31	2010	2009		2010	2009*
Revenues	$358,790	$323,961	11%	$753,318	$-
Cost of Sales	171,468	167,926	2%	552,272
Gross Margin ($)	187,322	156,034	20%	201,047
Gross Margin %	52%	48%		27%
% of total Gross Margin	47%			50%

6 months ending March 31	2010	2009		2010	2009
Revenues	$740,814	$644,395	15%	$1,630,695	$-
Cost of Sales	352,752	348,900	1%	1,234,827
Gross Margin ($)	388,062	295,495	31%	395,868
Gross Margin %	52%	45.9%		24%
% of total Gross Margin	41%			42%

* The Company began operating out of its Toronto, Ontario office in May 2009, near the end of the fourth fiscal quarter of 2009.

The Company’s aggregate operating expenses for the six month period ended March 31, 2010, were $1,309,086, a 546% increase as compared to $202,563 for the prior year period.  During the current year period, the Company took a one-time, non-cash impairment of $337,275 on February 23, 2010, related to the cancellation of it agreement with 9191-4200 Quebec Inc. related to the assignment of clients, as well as a one-time charge of $75,000 for legal fees that have been accrued as a result of recent litigation that is in the discovery stage.  The contingency is related to both the Claim where the Company and its Officer has been named as third party between the owners and previous owners of Orion Communications Inc. as well as that of the Bank of Montreal pursuing the Company as an unsecured creditor of Orion Communications Inc.   The year-over-year increase in operating expenses was also driven by a $378,649 increase in Administrative Wages resulting from an increase in the Company’s salaried employee base due to the May 2009 opening of the new office in Toronto; a $168,230 increase in Professional and Consulting Fees as the Company increased its accounting, internal audit and legal expenditures related to the servicing of the Orion Communications customer base, as well as the contingent legal expenses related to the required defence as noted above, and a $59,354 increase in General and Administrative Expenses related to opening a new sales and client services office in Toronto.  In addition, Selling and Promotion Expenses increased by $10,419 as the Company increased sales travel as part of its efforts to expand outside of its local market of Montreal and into Toronto and Depreciation Expense increased by $2,596 since the Company acquired new computer equipment during the period.

The following table presents a breakdown of expenses for operating activities the Company’s subsidiary (Teliphone Inc.) in Montreal and Toronto, as well as corporate expenses for the public holding company (Teliphone Corp.).  Operating expenses incurred by the public holding company are related to maintaining the Company’s status as an SEC reporting, over-the-counter trading, public company, as well as the servicing of any debt instruments directly issued by the public holding company.  Additionally, the salary of one senior manager has been paid through the holding company since January 1, 2009.  The following information is presented for informational purposes only; the totals below do not match the Financial Statements due to inter-company charges netted out in consolidation.

Analysis of Operating Expenses

	Montreal			Toronto			Holding Company
6 months ending March 31	2010	2009	% change	2010	2009**	% change	2010	2009	% change
Selling & Promotion	$2,454	$3,300	(26%)	$11,393	$-		$-	$128	(100%)
Administrative Wages	315,073	90,183	86	153,749
Admin wage recovery *	(147,554)	-
Professional & Consulting	113,550	45,900	147				108,837	22,093	393%
Other General & Admin	61,096	44,237	38	35,645			-	-
Interest Expense	413	6,849	(94)				6,326	30,175	(79%)

Total Operating Expenses	$345,032	$190,469	81%	$200,787			$115,163	$52,396	120%
% of Total	52%	78%		30%			17%	22%

Non-cash expenses incurred
Impairment	$-	$-		$337,275	$-		$-	$-
Legal fees (contingency)							75,000
Debt forgiveness				(114,805)
Depreciation	6,168	3,572	73%	3,739

Total Non-Cash Expenses	$6,168	$3,572		$226,209			$75,000
% of Total	2%	100%		74%			24%

Total Operating Expenses	$351,200	$194,041		$426,996			$190,163	$52,396
% of Total	36%	79%		44%			20%	21%

* The Company’s subsidiary, Teliphone Inc., re-sells as professional services from its Montreal office, this portion of its wages and hence recovers these expenses via Revenues from Professional Services (which is recorded as revenue for the Wholesale distribution channel).

** As noted above, the Company began operating out of its Toronto office in May 2009, near the end of the fourth fiscal quarter of 2009.

As a result, the Company had net income (loss) of ($253,590) for the six month period ended March 31, 2010 (including a minority interest of $1,119), as compared to a net income (loss) of $41,744 for the prior year period (when considering a minority interest of ($14,164)).  In the current year period, the Company achieved net income from operations of $158,685; however, the company is reporting a loss per share of ($0.005) primarily due to the non-cash impairment charge of $337,275 and the one-time charge for legal fees of $75,000.

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

Dated: June 10, 2010
TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial Officer

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Accounting Officer