Form 10-Q
period 2010-06-30
Teliphone Corp
filed 2010-08-16
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 16, 2010, there were 37,556,657 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND SEPTEMBER 30, 2009

ASSETS
	US $
	JUNE 30,	SEPTEMBER 30,
	2010	2009
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	615,983	514,988
Inventory	9,468	11,819
Prepaid expenses and other current assets	190,200	88,240

Total Current Assets	815,651	615,047

Fixed assets, net of depreciation	16,443	15,250
Goodwill	528,577	851,489

TOTAL ASSETS	$1,360,671	$1,481,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$152,293	$93,714
Deferred revenue	4,384	2,690
Promissory note payable	9,429	26,152
Current portion of related party convertible debentures	56,359	56,038
Current portion of related party loans	14,000	42,500
Accounts payable and accrued expenses	999,677	998,494

Total Current Liabilities	1,236,142	1,219,588

Long Term Liabilities:
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	1,306,970	1,290,416

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized and 37,556,657 and 37,376,657 shares issued and outstanding, respectively	37,557	37,377
Additional paid-in capital	1,870,191	1,847,871
Accumulated deficit	(1,807,932)	(1,650,709)
Accumulated other comprehensive income (loss)	(118,631)	(119,562)

Total Teliphone Corp. Stockholders' Equity (Deficit)	(18,815)	114,977
Noncontrolling interest	72,516	76,393

Total Stockholders' Equity (Deficit)	53,701	191,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,360,671	$1,481,786

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	US$		US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

OPERATING REVENUES
Revenues	$3,635,732	$1,621,738	$1,129,089	$977,342

COST OF REVENUES
Inventory, beginning of period	11,819	8,964	12,265	8,788
Purchases and cost of VoIP services	2,257,868	952,247	697,089	603,523
Inventory, end of period	(9,468)	(10,493)	(9,468)	(10,493)
Total Cost of Revenues	2,260,219	950,718	699,886	601,818

GROSS PROFIT	1,375,513	671,020	429,203	375,524

OPERATING EXPENSES
Selling and promotion	16,767	18,384	2,920	14,956
Administrative wages	685,165	233,532	216,333	143,349
Professional and consulting fees	440,741	131,134	54,518	63,141
Other general and administrative expenses	151,265	93,151	54,525	55,763
Impairment	337,275	-	-	-
Depreciation	9,589	5,726	3,421	2,154
Total Operating Expenses	1,640,802	481,927	331,717	279,363

NET INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(265,289)	189,093	97,486	96,161

OTHER INCOME (EXPENSE)
Forgiveness of debt	114,805	-	-	-
Interest expense	(10,616)	(41,834)	(3,877)	(4,810)
Total Other Income (Expense)	104,189	(41,834)	(3,877)	(4,810)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	(161,100)	147,259	93,609	91,351
Minority interest	3,877	-	2,758	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(157,223)	147,259	96,367	91,351
Provision for Income Taxes	-	79	-	14,243

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(157,223)	$147,338	$96,367	$105,594

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	37,437,316	36,095,779	37,556,657	37,366,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(157,223)	$147,338	$96,367	$105,594
Other comprehensive income (loss)
Currency translation adjustments	931	37,113	10,156	(16,484)
Comprehensive income (loss)	$(156,292)	$184,451	$106,523	$89,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	US$
	NINE MONTHS ENDED
	JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(157,223)	$147,338

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,589	5,726
Impairment	337,275	-
Noncontrolling interest	(3,877)	(79)
Forgiveness of debt	(114,805)	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(96,088)	(368,688)
(Increase) decrease in inventory	2,464	(2,291)
(Increase) decrease in prepaid expenses and other current assets	(1,886)	31,710
Increase (decrease) in deferred revenues	1,669	(2,546)
Increase in accounts payable and and accrued expenses	106,135	145,895
Total adjustments	240,476	(190,273)

Net cash provided by (used in) operating activities	83,253	(42,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(10,918)	(4,327)
Cash received in acquisition of net assets of Dialek Telecom	-	(41,981)

Net cash (used in) investing activities	(10,918)	(46,308)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	57,685	122,188
Proceeds from debenture payable	321	(2,579)
Repayment of promissory note	(16,972)	51,591
Proceeds from loan payable - related parties, net	(105,453)	(131,391)

Net cash provided by (used in) financing activities	(64,419)	39,809

Effect of foreign currencies	(7,916)	49,434

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$10,616	$41,834

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for liability for stock to be issued	$-	$32,679
Common stock issued for conversion of notes payable	$22,500	$-

Acquisition of Orion customers:
Accounts receivable	$-	$46,686
Goodwill	-	330,095
Accounts payable	-	(418,762)

Cash paid in acquisition	$-	$(41,981)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

On August 21, 2006, OSK Capital II Corporation formerly changed its name to Teliphone Corp.

Going Concern

As shown in the accompanying consolidated financial statements the Company has a working capital deficiency of ($420,491) as of June 30, 2010, and has an accumulated deficit of ($1,807,932) through June 30, 2010. The Company has improved operations and streamlined their business, and expanded their services throughout Canada which has generated net profits for the past year. The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist. While the Company demonstrates that it has recently become profitable, the existence of the working capital deficiency continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company has available CDN$323,000 in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $323,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholders.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the month, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Research and Development

The Company occasionally incurs costs on activities that relate to research and development of new products. Research and development costs are expensed as incurred. Certain of these costs are reduced by government grants and investment tax credits where applicable.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $77,432 at June 30, 2010.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for June 30, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2010 and 2009 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30	June 30
	2010	2009

Net Income (loss)	$(157,223)	$147,338

Weighted-average common stock
Outstanding (Basic)	37,437,316	36,095,779

Weighted-average common stock
Equivalents
Stock Options	-	-
Warrants	-	-

Weighted-average common stock
Outstanding (Diluted)	37,437,316	36,095,779

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the nine months ended June 30, 2009 to conform with the June 30, 2010 presentation. These reclassifications had no effect on the net income for the nine months ended June 30, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the nine months ended June 30, 2010. For the nine months ended June 30, 2010, net income attributable to noncontrolling interests of $3,877, is included in the Company’s net income.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 13, 2010, the date the financial statements were issued.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2010 (unaudited) and September 30, 2009 were as follows:

	Estimated Useful	(Unaudited)
	Lives (Years)	June 30,	September 30,
		2010	2009
Furniture and fixtures	5	$2,203	$2,182
Computer equipment	3	218,245	205,825
Vehicles	5	-	23,548
		220,448	231,555
Less: accumulated depreciation		204,005	216,305
Property and equipment, net		$16,443	$15,250

There was $9,589 and $5,726 charged to operations for depreciation expense for the nine months ended June 30, 2010 and 2009, respectively. In November 2009, the vehicle was disposed of for $0. It was fully depreciated, and therefore no gain or loss was recognized.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

As of June 30, 2010, the Company has $14,000 including accrued interest outstanding with shareholders. Interest expense for the nine months ended June 30, 2010 was $256. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at June 30, 2010.  On June 30, 2010, the following loans from shareholders remain:

$20,000 loan: Payment in cash for accrued interest to June 30, 2010 of $768, with no further interest payable from April 1, 2010 during the repayment period ending January 1, 2011.  As of June 30, 2010 the amount outstanding on this loan $14,000.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company’s subsidiary, Teliphone Inc., entered into an Acquisition Line of Credit agreement with a related party to a shareholder of the Company.  The line of credit permits the company to draw up to $1,000,000 for the purposes of business acquisitions in the future.  The loan rate is 5%.  As of June 30, 2010, the Company has not drawn down on any amount of this line of credit.  As a result of the agreement, Teliphone Inc. entered into a General Security Agreement which provides the secured party with first ranked security on all of the assets of Teliphone Inc. for any obligations owed to the secured party in the event of default.

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
.
On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. This amount is outstanding as of June 30, 2010.

The Company has accrued $6,375 in accrued interest on this payable.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 5-	PROMISSORY NOTE PAYABLE

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of June 30, 2010, there was still $10,000 outstanding due to an agreed payment deferment.  Amounts were subsequently paid in July and August, 2010.  Interest costs had been established at the Bank Prime rate + 2.5%, for a total of 4.25%.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES (CONTINUED)

The total amount of the Debentures was $56,359.

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

The default is now in dispute, as the Company received notice on February 11, 2009 from 9164-4898 Quebec Inc (known as “BR Communications Inc.”). The notice claims that the Company owes BR Communications Inc. unpaid commissions totaling CDN$ 158,275.25 ($129,944 US$) based on the Company’s increase in sales due to its Dialek acquisition.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 7-	COMMITMENTS / LITIGATION (CONTINUED)

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

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. The Company anticipates to pay approximately $50,000 (CDN$) for the year ending September 30, 2010, and $30,000 (CND$) for the eight months ending May 31, 2011 for an aggregate total of $80,000. Rent expense for this lease for the nine months ended June 30, 2010 was $31,032.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $45,000 (CDN$) for the year ending September 30, 2010, and $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $190,000. Rent expense for this lease for the nine months ended June 30, 2010 was $35,250.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company has not accrued a liability for any amounts of the claims made by BMO on its balance sheet, however has accrued for legal fees in connection with this claim

The Company has approximately $45,000 remaining on the amounts accrued for legal fees in connection with these claims as of June 30, 2010..

NOTE 8-	STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2010, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,556,657 and 37,376,657 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$687,506

Valuation allowance	(687,506)

$-

At June 30, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,022,076, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of June 30, 2010, the Company had repaid 9191 the entire amount.  The amount was considered as a cash advance and was not interest bearing.

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

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through June 30, 2010.

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
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Since May of 2009 as part of its acquisition of the contract to service the clients of Orion Communications Inc., the Company has been selling services over its own network, along with those of Tier 1 and Tier 2 telecommunications carriers across Canada to Enterprise business clients.  Enterprise clients are larger, multi-national organizations with multiple office locations throughout the country.  Average revenue per customer in this segment is $1,000 per month.  The Company markets its services primarily through its direct sales force of qualified telecommunications services representatives.

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

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the month, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses are included in selling and promotion expenses in the consolidated statements of operations.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

Results of Operations - Three and Nine Months Ended June 30, 2010, Compared to Three and Nine Months Ended June 30, 2009

For the three month period ending June 30, 2010, the company recorded sales of $1,129,089, an increase of 16%, as compared to $977,342 for the same period in 2009.  The increase in sales from the prior year period was driven by a $98,545, or 12%, increase in sales of VoIP hardware and services to Residential and Business Retail clients and a $53,502, or 36%, increase in sales of VoIP hardware and services to Wholesale customers.  The increases are primarily due to the increased business brought on through the servicing of the customers of Orion Communications Inc., which rights were acquired in May of 2009.  Essentially all of the Company’s sales in the current year period related to services; whereas, in the prior year period 98% of sales related to services and 2% related to hardware.

For the nine month period ended June 30, 2010, the Company recorded sales of $3,635,732, an increase of 124%, as compared to $1,621,738 for the same period in 2009.  The increase in sales from the prior year period was driven by a $1,882,564, or 133%, increase in sales of VoIP hardware and services to Residential and Business Retail clients and a $131,430, or 62%, increase in sales of VoIP hardware and services to Wholesale customers.  The increases are primarily due to the increased business brought on through the servicing of the customers of Orion Communications Inc., which rights were acquired in May of 2009.  Essentially all of the Company’s sales in the current year period related to services; whereas, in the prior year period approximately 99% of sales related to services and 1% related to hardware.

The following table illustrates the changes in revenue for the three and nine month periods ending June 30, 2010, as compared to the prior year periods, by distribution channel (Retail, which includes Residential and Business, where the Company invoices the end-user directly, and Wholesale, where the Company sells to a service aggregator who in turn invoices the end-user directly):

Total Revenues by Distribution Channel

	Retail			Wholesale
	2010	2009	% Change	2010	2009	% Change
Revenues, 9 months ended June 30	$3,293,476	$1,410,912	133%	$342,256	$210,826	62%
% of total revenues	91%	87%		9%	13%

Revenues, 3 months ended June 30	$929,286	$830,741	12%	$199,803	$146,601	36%
% of total revenues	82%	85%		18%	15%

The Company’s cost of sales were $699,886 for the three month period ended June 30, 2010, a 16% increase as compared to $601,818 in the prior year period, primarily due to the sales increase and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network.  Gross margin for the period was $429,203, a 14% increase as compared to $375.524 in the prior year period.  The increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada, the resale of certain telecommunications services resulting from the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.  Both the acquisition of the Dialek customer base and the servicing of the Orion customers provide margins related to the re-sale of telecommunications services provided by other Carriers.  This is different from Teliphone’s traditional business of offering telecommunications services over its own network.  Services re-sold provide the Company with lower gross margins and since the majority of the Company’s revenues are now derived from the resale of services, the results will demonstrate a decrease in gross margin as a percentage of sales.   .  The Company’s objective is to work with these re-sale customers to commence the transfer of a portion of its telecommunications over the Company’s network, thereby increasing gross margins on the same revenue.

The Company’s cost of sales were $2,260,219 for the nine month period ended June 30, 2010, a 138% increase as compared to $950,718 in the prior year period, primarily due to the sales increase and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network.  Gross margin for the period was $1,375,513, a 105% increase as compared to $671,020 in the prior year period.  The increase in gross margin is primarily due to the decrease in the Company’s cost of operating its VoIP network in Canada, the resale of certain telecommunications services resulting from the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.  Both the acquisition of the Dialek customer base and the servicing of the Orion customers provide margins related to the re-sale of telecommunications services provided by other Carriers.  This is different from Teliphone’s traditional business of offering telecommunications services over its own network.  Services re-sold provide the Company with lower gross margins and since the majority of the Company’s revenues are now derived from the resale of services, the results will demonstrate a decrease in gross margin as a percentage of sales.     The Company’s objective is to work with these re-sale customers to commence the transfer of a portion of its telecommunications over the Company’s network, thereby increasing gross margins on the same revenue.

The following table presents an analysis of operating revenues and gross margin based on the Company’s two operating offices—in Montreal, Quebec (which includes sales to clients acquired in the 2008 transaction with Dialek Telecom in 2008) and in Toronto, Ontario (which includes sales associated with the servicing of the clients acquired in the 2009 transaction with Orion Communications Inc.).  This supplemental information is provided for information purposes only; the totals provided below are for operations only and do not match the Company’s Financial Statements due to inter-company charges netted out in consolidation.

Analysis of Operating Revenues

	Montreal, Quebec			Toronto, Ontario
3 months ending June 30	2010	2009	% Change	2010	2009 *	% Change
Revenues	$344,585	$337,982	2%	$784,504	$639,360	23%
Cost of Sales	$158,321	$263,015	-40%	$526,868	$381,184	38%
Gross Margin ($)	$186,264	$74,967		$257,636	$258,176
Gross Margin %	54%	22%		33%	40%
% of total Gross Margin	27%	39%		18%	27%

9 months ending June 30
Revenues	$1,141,262	$982,377	16%	$2,415,199	$639,360	278%
Cost of Sales	$511,073	$610,425	-16%	$1,761,695	$381,184	362%
Gross Margin ($)	$630,189	$371,952		$653,504	$258,176
Gross Margin %	55%	38%		27%	40%
% of total Gross Margin	30%	29%		21%	12%

* The Company began operating out of its Toronto, Ontario office in May 2009, near the end of the fourth fiscal quarter of 2009.

The Company’s aggregate operating expenses for the nine month period ended June 30, 2010, were $1,640,802, a 240% increase as compared to $481,927 for the prior year period.  During the current year period, the Company took a one-time, non-cash impairment of $337,275 on February 23, 2010, related to the cancellation of it agreement with 9191-4200 Quebec Inc. related to the assignment of clients, as well as a one-time charge of $75,000 for legal fees that have been accrued as a result of recent litigation that is in the discovery stage.  The contingency is related to both the Claim where the Company and its Officer has been named as third party between the owners and previous owners of Orion Communications Inc. as well as that of the Bank of Montreal pursuing the Company as an unsecured creditor of Orion Communications Inc.   The year-over-year increase in operating expenses was also driven by a $451,633 increase in Administrative Wages resulting from an increase in the Company’s salaried employee base due to the May 2009 opening of the new office in Toronto; a $309,607 increase in Professional and Consulting Fees as the Company increased its accounting, internal audit and legal expenditures related to the servicing of the Orion Communications Inc. customer base, as well as the contingent legal expenses related to the required defence as noted above, and a $58,114 increase in General and Administrative Expenses related to opening a new sales and client services office in Toronto.  In addition, Selling and Promotion Expenses decreased by $1,617 as the Company decreased sales travel as part of its efforts to focus on its local markets of Montreal and Toronto and Depreciation Expense increased by $3,863 since the Company acquired new computer equipment during the period.

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

The Company had net income (loss) of $96,367 for the three month period ended June, 2010 (including a minority interest of $2,758), as compared to a net income (loss) of $105,594 for the prior year period (when considering a minority interest of $0).

As a result, the Company had net income (loss) of ($157,223) for the nine month period ended June, 2010 (including a minority interest of $3,877), as compared to a net income (loss) of $147,338 for the prior year period (when considering a minority interest of $0).  In the current year period, the Company achieved net income from operations of $225,052; however, the company is reporting a loss per share of ($0.004) primarily due to the non-cash impairment charge of $337,275 and the one-time charge for legal fees of $75,000 of which approximately $45,000 has not been spent at June 30, 2010.

Plan of Operations and Need for Additional Financing

The Company's plan of operations for most of 2010 and 2011 is to build a subscriber base of retail customers who purchase telecommunications services on a monthly basis, as well as wholesale technology and telecommunications solutions to Tier 1 & Tier 2 telecommunications companies.

Liquidity and Capital Resources

For the period ended June 30, 2010:

On The Company's balance sheet as of June 30, 2010, the Company had assets consisting of accounts receivable in the amount of $686,701, inventory of $9,468, prepaid expenses of $190,200 and no cash. The Company has expended its cash in furtherance of its business plan.  Consequently, the Company's balance sheet as of June 30, 2010 reflects an accumulated surplus (deficit) of ($1,807,932) and total stockholder’s equity (deficit) of $53,701.

The Company was provided $82,253 of cash from operating activities in 2010 compared to using $42,935 in 2009. This change was attributable in large part to the fact that of the total net (loss) of ($157,223), $337,275 was attributed to impairment.

The Company used cash in investing activities of $10,918 compared to a use of $46,308 in 2009. This change was primarily attributable to the Company's use of cash in 2009 to acquire the net assets of Dialek Telecom.

The Company had net cash used in financing activities of $64,419 in 2010 compared to being provided $39,809 in 2009.  The majority of this provision comes from the company’s use of its cash to pay down its outstanding debt on its operating line of credit.

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

The company has classified its related party loans on its Balance sheet as of June 30, 2010 of $14,000 as a current liability. These loans were issued as advances to the company to be repaid when the company can raise adequate funds through the sale of equity.  The Company has classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations from its inception in 2004 to its fiscal year ending September 30, 2008.  However, the Company has emerged from the recurring losses and has posted a net income for the year ended September 30, 2009, the interim three month period ended December 31, 2009 and positive income from operations (not counting a non-cash impairment) for the nine month period ended June 30, 2010.  The Company continues to have a working capital deficit of $420,491. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. The Company has been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that the Company will be able to raise additional capital or generate the increase in revenues to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended June 30, 2010. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-K as of September 30, 2009.

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

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 180,000 restricted shares for the repayment of loans from Shareholders on March 31, 2010.  The repayments totalled $22,500 and the stock was priced at $0.125 per share.  These securities were issued in a private transaction and issued in reliance of the exemption provided by Section 4(2) of the Securities Act and Regulation S promulgated thereunder in the case of non-U.S. persons.  The Company did not engage in any general solicitation or advertising in relation to the issuance of these securities.  The stock certificate were issued with the appropriate legends affixed.

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

Dated: August 16, 2010
TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Chief Executive Officer and President

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Financial Officer

TELIPHONE CORP.

/s/ George Metrakos
George Metrakos Principal Accounting Officer