Form 10-K
period 2010-09-30
Teliphone Corp
filed 2010-12-29
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-28793

Teliphone Corp.
(Exact name of registrant as specified in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

424 St-François-Xavier Street, Montreal, Quebec, Canada	H2Y 2S9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (514) 313-6000

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of March 31, 2010, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the average bid and ask price ($0.0230) was:  $863,803

The number of shares of our common stock outstanding as of December 29, 2010 was: 37,556,657

TELIPHONE CORP.
Report on Form 10-K
For the Fiscal Year Ended September 30, 2010

Cautionary Note Regarding Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “intends,” and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

·	risk that we will fail to obtain a meaningful degree of consumer acceptance for our products now and in the future

·	risk that we will be unable to market our products on a global basis at competitive prices now and in the future

·	risk that we will fail to maintain brand-name recognition for our products now and in the future

·	risk that we will be unable to maintain an effective distributors network

·	risks related to the inherent uncertainty of consumer demand and forecasting and the potential for unexpected costs and expenses

·	risks related to product pricing and our inability to maintain competitive pricing and thereby maintain adequate profit margins;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for and retain sufficient capital for future operations; and

·	other risks and uncertainties related to our prospects, properties and business strategy.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Teliphone,” the “Company,” “we,” “us,” or “our” refer to Teliphone Corp., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Nevada on March 2, 1999 under the name "OSK Capital II Corp." to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, we achieved our objective with the reverse merger and reorganization with Teliphone Inc., a Canadian company. On August 21, 2006, we changed our name from OSK Capital II Corp. to Teliphone Corp.  As a result of the merger and re-organization, Teliphone Inc. became our wholly owned subsidiary and we became a majority owned subsidiary of Teliphone Inc.'s parent company, United American Corporation, a Florida Corporation trading on the OTC Bulletin Board under the trading symbol UAMA.

Effective August 1, 2006, we entered into a transaction with 3901823 Canada Inc. ("3901823") and issued to 3901823 shares of Teliphone Inc. common stock, which was equal to a 25% ownership interest, in exchange for access to 3901823’s operating company Intelco Communications Inc. (“Intelco”) global distribution channels, cost reduction through usage of Intelco’s network and data center, along with a credit facility of $75,000.  Subsequently on September 30, 2008, Teliphone Inc. issued additional stock to us representing the conversion into equity of cash advances made between August 1, 2006 to September 30, 2008.  As a result, we increased own ownership interest in the outstanding capital stock of Teliphone Inc. to 87.1% as of September 30, 2010.  We do not have any other subsidiary entities.

We are a telecommunications company engaged in the business of providing broadband telephone services utilizing our innovative Voice over Internet Protocol, or VoIP, technology platform.

On February 15, 2008, we entered into a letter of intent to acquire certain assets and liabilities of the business operating as "Dialek Telecom" and complemented the offering of voice services over our own network with the resale of voice and data services over the networks of major providers. The Company entered into a definitive agreement with 9191-4200 Quebec Inc., owners of Dialek Telecom, on June 30, 2008  and the transaction was deemed to have an effective date as of February 15, 2008.  As a result of this transaction, we acquired an additional 2,000 customers for telecommunications services in Canada, along with other assets valued at CDN$86,000, liabilities valued at CDN$227,000 and access to an operating line of credit of CDN$150,000 at an annualized interest rate of 18%.

In June 2008, we commenced trading of our common stock on the OTC Bulletin Board and our common stock is currently quoted on the OTC pink sheets (OTCQB) electronic quotation system under the trading symbol TLPH.

On May 7, 2009, we entered into a customer assignment agreement with the owners of Orion Communications Inc.  As a result of this transaction, we acquired an additional 580 business customers for telecommunications services in Canada, along with other assets valued at CDN$376,781 and liabilities valued at CDN$418,762.  We and the owner of Orion Communications, 9191-4200 Quebec Inc., agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.

Description of Business

Principal products or services and their markets

We are a telecommunications company engaged in the business of providing broadband telephone services utilizing our innovative Voice over Internet Protocol, ("VoIP") technology platform.  We offer feature-rich, low-cost communications services to our customers, thus providing them what we believe is an experience similar to traditional telephone services at a reduced cost. VoIP means that the technology used to send data over the Internet (example, an e-mail or web site page display) is used to transmit voice as well. The technology is known as packet switching. Instead of establishing a dedicated connection between two devices (computers, telephones, etc.) and sending the message "in one piece," this technology divides the message into smaller fragments, called 'packets'. These packets are transmitted separately over the internet and when they reach the final destination, they are reassembled into the original message.

We have invested in the research and development of our VoIP telecommunications technology, which permits the control, forwarding, storing and billing of phone calls made or received by our customers. Our technology consists of proprietary software programming and specific hardware configurations; however, we have no specific legal entitlement that would prohibit a third party from utilizing the same base software languages and same hardware in order to produce similar telephony service offerings adversely impacted our business.

Base software languages are the language building blocks used by programmers to translate the desired logic sequences into a message that the computer can understand and execute.  An example of a logic sequence is “if the user dials “011” before the number, the software should then treat this as an international call and invoice the client accordingly”.  The combination and use of these building blocks is known as "software code”, and hence this combination, created by our programmers, along with “off-the-shelf” computer and telecommunications hardware (i.e. equipment that is readily available by computer, networking and telecommunications companies) is collectively referred to as “our technology and trade secrets”.

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

We can provide no assurance that others will not gain access to our technology. In order to protect this proprietary technology, we enter into non-disclosure and confidentiality agreements and understandings with our employees, consultants, re-sellers, distributors, wholesalers and technology partners. We can provide no assurance that our technology and trade secrets will not be stolen, challenged, invalidated or circumvented. If any of these were to occur, we would suffer from a decreased competitive advantage, resulting in lower profitability due to decreased sales.

We offer the following products and services to customers utilizing our VoIP technology platform:

·
Residential phone service. Customers purchase a VoIP adaptor from a re-seller and install it in their home. This allows all of their traditional phones in their home to have their inbound and outbound calls redirected to our technology platform. As a result, the residential customer purchases their choice of unlimited local or long distance calling services, with pay-per-minute long distance calling services.

·
Business phone service. Customers purchase multiple VoIP adaptors from re-sellers and install them in their business. Similar to Residential phone service, customers purchase from us various local and long distance calling services.

For residential and business phone services, we, through our subsidiary Teliphone Inc., invoice and collect funds directly from the end-user customer and pay a commission to their re-sellers and distributors upon receipt of the funds. The customer can also purchase the VoIP adaptors and calling services directly from Teliphone Inc. via our website www.teliphone.us for US customers, www.teliphone.ca for Canadian customers and www.teliphone.in for India customers.

·
We also sell VoIP calling services to wholesalers who re-sell these services to their customers. In this case, our subsidiary Teliphone Inc. provides the services to the end-user customers;, but invoices and collects funds from the wholesaler, who invoices their customers and provides technical support to their customers directly.

The VoIP adaptors are manufactured by Linksys-Cisco and purchased by us directly from the manufacturer and re-sold to the re-sellers and wholesalers. Teliphone Inc. is a Linksys-Cisco Internet Telephony Services approved supplier based on their agreement signed in October 2005.

Distribution methods of the products or services

Retail Sales.

We distribute our products and services through our retail partners' stores. Our retail partners have existing public retail outlets where they typically sell telecommunications or computer related products and services such as other telecommunications services (cellular phones) or computer hardware and software.

We do not own or rent any retail space for the purpose of distribution, but instead rely on our re-seller partners to display and promote our products and services within their existing retail stores.

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

Internet Sales.

We distribute our products through the sale of hardware on our website, www.teliphone.us. The customer purchases the necessary hardware from our on-line catalogue. Upon receipt of the hardware from us, the customer returns to our website to activate their services.

Wholesale Sales.

We distribute our products and services through wholesalers. A wholesaler is a business partner who purchases our products and services "unbranded" or on a private label basis and re-bills the services to their end-user customers. In the case of a sale to our wholesalers, we do not sell the hardware below cost.

Direct Sales.

We distribute our products and services directly to customers via our own sales force.  We currently employ 2 people in this capacity, providing sales solutions directly to larger business clients throughout Canada.

The agreements between our wholesalers and our customers are similar to those that we have with our retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of our telecommunications products and services is the agreement that we hold with our wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in terms and conditions of sale serve to forewarn wholesalers that should a stoppage of service occur, we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this does not protect us from potential litigation.

Status of any publicly announced new product or service

teliPhone Residential IP-Television services

We are presently launching an internet-based television service for residential clients that will include traditional cable television and network media, as well as a full suite of pay-per-view listings.  The service is currently in beta testing and we have completed the necessary upgrades to our network in order to accommodate these new services.

Competitive Business Conditions

VoIP technology is presently used in the backbone of many traditional telephone networks.  VoIP services are offered to residential and business users by a wide array of service providers, including established telephone service providers. These VoIP providers include traditional local and long distance phone companies, established cable companies, Internet service providers and alternative voice communications providers such as our company.

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

Like traditional telephone companies and cable companies offering VoIP services, we also connect our VoIP traffic to the public switched telephone network so that our customers can make and receive calls to and from non-VoIP users. Unlike traditional telephone companies and cable companies, alternative voice communications providers such as our company do not own or operate a private broadband network. Instead, the VoIP services offered by these providers use the customer's existing broadband connection to carry call traffic from the customer to their VoIP networks. These companies do not control the "last mile" of the broadband connection, and, as a result, they have less control over call quality than traditional telephone or cable companies do. However, these companies have the operating advantage of low capital expenditure requirements and operating costs.

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

Dependence on One or a Few Customers

We are not dependent on a few major customers. Our largest wholesale customer, Horizon-Link, currently produces less than 10% of our monthly revenues.

Intellectual Property

We do not currently hold any patents, trademarks, licences, franchises, concessions or royalty agreements.

Existing and Probable Governmental Regulation

The Company has reviewed all current laws and regulations in its principal markets and is compliant with its requirements as a telecommunications service provider with both the Canadian Radio-Television Commission (CRTC) and the Federal Communications Commission (FCC).

Overview of Regulatory Environment

Traditional telephone service has historically been subject to extensive federal and state regulation, as compared to Internet services that generally have been subject to less regulation. Because some elements of VoIP resemble the services provided by traditional telephone companies, and others resemble the services provided by Internet service providers, the VoIP industry has not fit easily within the existing framework of telecommunications law and until recently, has developed in an environment largely free from regulation.

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

While the FCC has not reached a decision on the classification of VoIP services like ours, it has ruled on the classification of specific VoIP services offered by other VoIP providers. The FCC has drawn distinctions among different types of VoIP services and has concluded that some VoIP services are telecommunications services while others are information services. The FCC's conclusions in those proceedings do not determine the classification of our service, but they likely will inform the FCC's decision regarding VoIP services like ours.

In Canada, the Canadian Radio-Television Commission (CRTC) is the regulating body who has set guidelines that our subsidiary, Teliphone Inc., must meet. These guidelines center around 9-1-1 calling services and other services that are normally available to subscribers of traditional telephony services. Teliphone has met these requirements in its product offering.

An additional element of Canadian regulation is that the incumbent providers, Bell Canada (Central and Eastern Canada) and Telus (Western Canada), who in 2004 controlled over 75% of the business and residential phone lines, are not able to reduce their prices to meet the newly offered reduced price options of independent VoIP and cable phone companies. This regulation permitted independents such as us to provide our VoIP phone service without fear of anti-competitive activity by the incumbents. The CRTC has recently ruled that incumbent phone providers are permitted to reduce pricing now that a 25% market share has been attained by the upstart phone service providers.  We view our long term strategy outside of just residential phone service, through the availability of international phone numbers to global clients, thereby creating an international product offering, a strategy that is very different from the geographically limited incumbent carriers.

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

In July of 2005, the CRTC required us to offer enhanced emergency calling services, or E-911. The FCC followed suit with a deadline of November 28, 2005. The requirement meant that we had to offer enhanced emergency calling services, or E-911, to all of our customers located in areas where E-911 service is available from their traditional wireline telephone company. E-911 service allows emergency calls from our customers to be routed directly to an emergency dispatcher in a customer's registered location and gives the dispatcher automatic access to the customer's telephone number and registered location information. We complied with both these requirements through our agreement with Northern Communications Inc., which calls for Northern Communications to provide and operate a 9-1-1 dispatch center for caller address verification and call transfer to the emergency services department closest to the customer's location on our behalf.

We believe that we are currently in compliance with all of these FCC requirements.

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

On May 12, 2005, the Canadian regulator, the CRTC, stated that VoIP services permitting users to make local calls over the public switched telephone networks will be regulated by the same rules that apply to traditional local telephone services. Because we are not a telecommunications common carrier, we will not be subject to such regulation. Under the CRTC's decision, we are required to register as a local VoIP reseller in order to obtain access to certain services from other telecommunications providers.

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

Since July 2005, we believe we have complied with these regulations by partnering with a PSAP (Primary Service Access Point) which serves to verify the customer location and forward the call to the respective Municipal 9-1-1 center for assistance. This service therefore permits our customers to have access to 9-1-1 services irrespective of their physical location, anywhere in the Continental US & Canada.. This service is of significance as VoIP permits customers to utilize their phone anywhere a high-speed internet connection exists and can therefore be located outside of their local city when requiring 9-1-1 services.

Other Foreign Jurisdictions

Our operations in foreign countries must comply with applicable local laws in each country we serve. The communications carriers with which we associate in each country are licensed to handle international call traffic, and takes responsibility for all local law compliance. For that reason, we do not believe that compliance with the laws of foreign jurisdictions will affect our operations or require us to incur any significant expense.

Research and Development

We spent $158,331 in research and development activities during the year ended September 30, 2010 and did not incur any research and development expenditures during the year ended September 30, 2009..

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have 15 employees. We utilize the services of various consultants who provide, among other things, accounting services, technological development services and sales services to us.

Corporate Offices

The mailing address of our principal executive office is424 St-François-Xavier Street, Montreal, Quebec, Canada, H2Y 2S9. Our telephone number is (514) 313-6000 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.caand our company website is www.teliphone.us. Our operational offices are located in Montreal, Quebec and our data and collocation center is located in Montreal, Quebec.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

A. Risks Related To Our Financial Condition

A.1. Our accountants have raised substantial doubt with respect to our ability to continue as a going concern

As noted in our financial statements, we incurred a net loss of $590,041 for the year ended September 30, 2010 and had a working capital deficit of $729,756 as of September 30, 2010.  For the year ended September 30, 2010, we had negative cash flows from operating activities of $510,304.  The audit report of KBL, LLP for the fiscal year ended September 30, 2010 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern.  This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

The success of our business operations depends upon our ability to generate increased sales and obtain further financing in order to attain recurring and sustaining profitable operations. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to attain sustainable profitable operations, then we may be required to discontinue our operations.

A.2. We Require Additional Financing to Grow Our Operations

We require additional financing to grow our operations and in acquiring such additional financing new investors and current shareholders may suffer substantial consequences such as dilution or a loss of seniority in preferences and privileges. There can be no assurance that any additional funds will be available to us upon terms acceptable to us or at all.  Because of our past significant losses and our limited tangible assets, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets.  If we are unable to obtain additional financing we might be required to delay, scale back, or eliminate certain aspects of our research and product development programs or operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects. The value of our common shares would therefore be affected, and our shareholders could even lose their entire investment.

B. Risks Related To Our Business

B.1. Decreasing market prices for our products and services may cause us to lower our prices to remain competitive, which could delay or prevent our future profitability.

Currently, our prices are lower than those of many of our competitors for comparable services. However, market prices for local calling and international long distance calling have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of our management working in the telecommunications industry. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears. In this instance, we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in our subscriber line growth and may delay or prevent our future profitability. The value of our common shares would therefore be affected, and our shareholders could even lose their entire investment.

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

For our current residential user base, a significant portion of our revenue currently is derived from consumers who are early adopters of VoIP technology. However, in order for our business to continue to grow and to become profitable, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. Because potential VoIP customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. If mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited. As a result, our business, operating results and financial condition will be materially and adversely affected..

Certain aspects of our service are not the same as traditional telephone service, which may limit the acceptance of our services by mainstream consumers and our potential for growth which could affect the profitability and operations of our business. Our continued growth is dependent on the adoption of our services by mainstream customers, so these differences are becoming increasingly important. For example:

·	Our customers may experience lower call quality than they are used to from traditional wireline telephone companies, including static, echoes, dropped calls and delays in transmissions;

·
In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers' equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

·	Our emergency and new E-911 calling services are different from those offered by traditional wireline telephone companies and may expose us to significant liability.

B3. Our service will not function in a power outage or a network failure and hence the profitability of our business due to potential litigation could reduce as customers would not be able to reach an emergency services provider.

If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider which could increase the expenses and reduce the revenues of our business.  The delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller's location or telephone number can have devastating consequences. Customers have attempted, and may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. Some traditional phone companies also may be unable to provide the precise location or the caller's telephone number when their customers place emergency calls. However, traditional phone companies are covered by legislation exempting them from liability for failures of emergency calling services and we are not. This liability could be significant. In addition, we believe we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

B4. Our technology and systems may have flaws which could result in a reduction of customer appeal for our products and hence reduce the profitability of our operations.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth which could affect the profitability and operations of our business.

We have invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and we own entirely. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links, we lease dedicated capacity from our suppliers.

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

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer's Internet service provider and electric utility company, respectively, not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer's broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers' access to E-911 services. We believe interruptions in our service caused by third-party facilities have in the past caused, and may in the future, cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been affected by such a service issue, decreasing our profitability as expenses would increase. As a result, the value of our common shares would be affected, and our shareholders could even lose their entire investment.

B.6.If we are unable to improve our process for local number portability provisioning, our growth may be negatively impacted which could affect the profitability and operations of our business.

We support local number portability for our customers allowing our customers to retain their existing telephone numbers when subscribing to our services. Transferring numbers is a manual process that in the past has taken us 20 business days or longer. Although we have taken steps to automate this process to reduce the delay, a new customer must maintain both service and the customer's existing telephone service during the transferring process. By comparison, transferring wireless telephone numbers among wireless service providers generally takes several hours, and transferring wireline telephone numbers among traditional wireline service providers generally takes a few days. The additional delay that we experience is due to our reliance on the telephone company from which the customer is transferring and to the lack of full automation in our process. Further, because we are not a regulated telecommunications provider, we must rely on the telephone companies, over whom we have no control, to transfer numbers. This slows the process of acquiring new customers, which could create a higher rate of early defection of new clients. This would cause our business, operating results and financial condition to be materially and adversely affected.

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

B.9. Future new technologies could render us less competitive than the industry standard, resulting in lower profitability due to decreased sales.

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

We have invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and is owned entirely by us. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links as we lease dedicated capacity from our suppliers. We rely on trade secrets and proprietary know-how to protect this technology. We cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. If such a breach were to occur, our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been acquired by the increased competitive presence, decreasing our profitability as expenses would increase.

B.11.  We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our sole executive officers, Mr. Lawry Trevor-Deutsch.  We do not have employment agreements with Mr. Trevor-Deutsch.  The loss of the services of Mr. Trevor-Deutsch could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of Mr. Trevor-Deutsch in the future.  We have not obtained key-man life insurance policies on Mr. Trevor-Deutsch.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, marketing and sales personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

B.12  Our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

Our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States.  As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

B. 13  Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to hire, train and manage our employee base.  No assurance can be given that we will be able to timely and effectively meet such demands.

B. 14  We have determined that our disclosure controls and procedures are currently not effective. The lack of effective disclosure controls and procedures could materially adversely affect our financial condition and ability to carry out our business plan.

As discussed in Item 9A, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At September 30, 2010, because of our inadvertent failure to file our management's assessment of internal controls over financial reporting in connection with the filing of Original Annual Report on Form 10-K for the period ending September 30, 2009, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

C. Risks Related to Regulation

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

The current regulated environment in North America is extremely favorable for new, start-up companies, to enter the marketplace with new and innovative technologies and value added services. In Canada, our principal market, the telecommunications regulator, Canadian-Radio and Telecommunications Commission (CRTC), has regulated the incumbent Telecommunications companies such that they cannot reduce their elevated pricing for residential phone service. This regulation has provided us with a competitive advantage to sell our products and acquire customers from the incumbents. However, the CRTC has decided that once they feel that adequate competition is present in the Canadian market, and that start-ups, such as our company, have achieved a significant market presence, they will lift the regulation, allowing the incumbent Telecommunications companies to similarly lower their prices. This will slow the growth of the acquisition of customers, reducing profitability and adversely affecting our growth prospects.

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

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference in the United States. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers' access to VoIP, or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service as an additional service to their broadband could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth, which would adversely affect the value of our common shares.

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

The FCC released an order on June 3, 2005 requiring us to notify our customers of any differences between our emergency calling services and those available through traditional telephone providers and obtain affirmative acknowledgments from our customers of those notifications. We believe we have complied with this order by notifying all of our US customers of the differences in emergency calling services and we obtained affirmative acknowledgments from most of our customers. We had a limited number of US customers at the time (<20). New customers activated after this date are well aware of the limitations of our 9-1-1 services as it is clearly listed in our service agreement.

While we believe we have complied with all the current requirements imposed by both the FCC and the CRTC, we cannot guarantee that we will be capable of compliance with future requirements. We anticipate that the FCC and the CRTC will continue to impose new requirements due to the evolving nature of our industry's technology and usage. The result of non-compliance will have an adverse effect on our ability to continue to operate in our current markets, therefore we would lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

C.5. The Level of Competition is Increasing at a Fast Rate due to the Relative Low Barriers to Entry and Anticipated Market Growth over the Next 5 Years could affect the profitability and operations of our business.

Land-based telecommunications technology has not evolved considerably over the past 125 years. However, the breakthrough of standardized, internet-based communications is revolutionizing the entire industry. In the past, significant investments were required in order to construct the infrastructure required for telecommunications, however, now that the infrastructure is in place, smaller investments are required in order to successfully transmit a voice call using Internet data transfer and sharing protocols. A new entry, for as little as $100,000, could purchase the necessary equipment in order to make such a voice call function. Numerous smaller players have entered the market.

Management's experience in the telecommunications industry has permitted the registrant to identify that while barriers to entry to the marketplace exist including the requirement of further investment to build a successful company around the technology, the data from VoIP Action suggests that competition is increasing significantly. This increase can result in price erosion pricing, which could contribute to the reduction of our profitability and growth. While numerous providers have entered the market, we have not yet seen as yet pricing erosion in our market segments, however, this will be a factor over the next 3-4 years. This prediction is based on the our experience in the industry.

C.6. We Do Not Currently Hold a Professional or Product Liability Insurance Policy Required to Sufficiently Protect Us and We Remain Exposed To Potential Liability Claims.

We do not currently hold a professional or product liability insurance policy. We intend to purchase a professional and product liability insurance policy from the proceeds of this offering. Professional and product liability insurance coverage is specifically tailored to the delivery of our phone services to the end user. For example, a customer whose phone service is not functional due to a service outage may sue us for damages related to the customer's inability to make or receive a phone call (such as inability to call 9-1-1). Professional liability insurance exists to cover us for any costs associated with the legal defense, or any penalties awarded to the plaintiff in such cases where judgment could be rendered against us in case of loss in court.. Such penalties could be large monetary funds that a judge could force us to pay in the event where damages have been awarded to the plaintiff.

Our business exposes us to potential professional liability which is prevalent in the telecommunications industry. While we have adequate service level agreements which indicate that we cannot guarantee 100% up time, these service level agreements cannot guarantee that we will not be sued for damages. We currently have no specific professional or product liability insurance. Our current insurance policies cover theft and liability in our offices only. We intend to purchase professional and product liability insurance which will help to defray costs to us for defense against damage claims. We do not foresee any difficulties in obtaining such a policy, as we have already been approved and a quotation submitted for such coverage by a Canadian Insurance Company. In this proposal, the Insurance Company is aware of the geographical locations of our client base, which is predominantly in Canada however includes a small amount in the US and International. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material, affecting the value of the common shares of the company, and our shareholders could even lose their entire investment.

D. Risks Related To Our Common Stock

D.1. Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 40%, including options vested or to vest within sixty days, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

D.2. To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

D.3. Trading on the OTC pink sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC pink sheets electronic quotation system.  Trading in stock quoted on the OTC pink sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTC pink sheets is not a stock exchange, and trading of securities on the OTC pink sheets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  These factors may result in investors having difficulty reselling any shares of our common stock.

D.4  Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTC pink sheets or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

D. 5 Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

D. 6  We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 125,000,000 shares of our common stock.  The common stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our Company held by our public stockholders.

D.7   Possibility of Contingent Liability and SEC Violation

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are currently located 424 St. Francois-Xavier Street, Montreal, Quebec, Canada, H2Y 2S9. We also have a Toronto sales and client services office located at 6299 Airport Road, suite 307, Mississauga, Ontario, Canada L4V 1N3.  The approximately 4300 square feet of total office space in these two offices is rented at a base rent of approximately $4,000 per month.

ITEM 3. LEGAL PROCEEDINGS

BR Communications Inc.

We received notice on February 11, 2009 from 9164-4898 Quebec Inc d/b/a BR Communications Inc. (“BR”). The notice, filed at the Province of Quebec Superior Court, District of Montreal, claims that we owe BR unpaid commissions totalling CDN$ 158,275.25 ($129,944 US$) based on our increase in sales due to our Dialek acquisition.

Subsequently on April 30, 2010, BR Communications Inc. amended its statement of claim for a total of Cdn$286,000 for commissions owed to the end of the contract period, February 28, 2011, claiming a disagreement with us for the termination of the agreement.

In the executed agreement with BR it is specifically stated that sales from Dialek are excluded from the commission calculation due to BR.  We do not believe that the dispute brought on by BR Communications Inc. has any merit, and has not accrued a liability for the amounts BR Communications Inc., claims are due them.

We have filed counterclaims against BR Communications Inc. for lost sales and other defaults caused by BR’s inability to meet its obligations as part of its agreement with us.  The amount of damages claimed in our counter claim is CDN$410,255 (approximately US$390,358)

Former Owners of Orion Communications Inc.

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement (the “Purchase Agreement”) with  the former shareholders (the “Former Owners”)  of Orion Communications Inc. ("Orion")  for all of  Orion's  issued and outstanding shares  (the "Share Sale") .  On April 30, 2009, Orion, under management of 9191, executed a services agreement with Teliphone Inc. (a subsidiary of the Company) to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada, district of Toronto, for rescission of the Purchase Agreement due to overpayment and damages claiming misrepresentation of financial statements made by the Former Owners (the "Rescission Claim").

As part of the Share Sale, 9191 retained one of the Former Owners as a Vice President of Sales.  As a result of the Rescission Claim, the Company’s subsidiary, Teliphone Inc. terminated this person's employment.

On February 18, 2010, the Former Owners of Orion filed their defence and counterclaim against 9191, naming the Company, its subsidiary Teliphone Inc., George Metrakos, the Company’s President and CEO and other  parties (the "Third Party Defendants") as third party defendants for a total of CDN$4,000,000.  The Former Owners allege, among other things that the Third Party Defendants are proper parties to the Rescission Claim due to its agreements with 9191 to provide services to the clients of Orion.

The Former Owners are also pursuing our subsidiary Teliphone Inc. for $150,000 for the early termination of the employment agreement.

We do not feel that, as a service provider, the agreements and disagreements between the 9191 and the Former Owners have anything to do with us and hence feel that the claims brought upon it do not have any merit.  As a result, it has not accrued a liability for the amounts of the claims made by the Former Owners, however will continue to evaluate this as more information becomes readily available. We have accrued legal fees in connection with the claim.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim in Superior Court of Justice in the Province of Ontario, Canada, district of Brampton, against our subsidiary, Teliphone Inc., requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stands as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claims that as a secured creditor holding a General Security Agreement, it has rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.  Management has attempted to explain to BMO that it is a service provider and hence has a right to collect fees for services provided and as such has began to prepare a defence demonstrating that Teliphone Inc. is providing a paid service to Orion’s clients.

We have not accrued a liability for any amounts of the claims made by BMO on its balance sheet. We have accrued legal fees in connection with the claim.

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

ITEM 4. (REMOVED AND RESERVED)

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC pink sheets electronic quotation system and prior to September 3, 2010 was quoted on the OTC Bulletin Board.  The OTC pink sheets electronic quotation system is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information.  Our shares are quoted on the OTC pink sheets electronic quotation system under the symbol “TLPH”.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC Bulletin Board and OTC pink sheets.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2010
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2009	$0.057	$0.01
March 31, 2010	$0.036	$0.01
June 30, 2010	$0.029	$0.00
September 30, 2010	$0.0241	$0.0055

Fiscal Year Ended September 30, 2009
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2008	$0.06	$0.01
March 31, 2009	$0.04	$0.005
June 30, 2009	$0.045	$0.008
September 30, 2009	$0.056	$0.008

As of December 29, 2010, there were 37,376,657shares of our common stock outstanding and 209 holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Recent Issuances of Unregistered Securities

None.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Repurchases by the Company

During the fiscal year ended September 30, 2010, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have established any form of equity compensation plan for the benefit of our directors, officers or employees.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position.  Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this annual report on Form 10-K.

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

Consumer adoption of new VoIP technology.  The development of our Teliphone VoIP service permits us to sell telecommunications services to consumers who have a broadband internet connection. Our technology permits customers to continue to use their traditional phone devices to make and receive calls at a lower cost than traditional phone services. One of the key challenges in the adoption of this new technology is the customer’s acceptance of potential loss of service when their internet connection goes down or they lose electrical power in their home or office. We have mitigated this risk for our customers by providing telephone call fail-over methods in case of loss of service. Management believes that even though this adoption risk exists, the reduction of cost for the services will negate the impact of occasional service loss much like how consumers accepted at times lower call quality in their worldwide adoption of mobile phones due to increased convenience.

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

Results of Operations

Fiscal Year Ended September 30, 2010 as compared to September 30, 2009

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

For the year ended September 30, 2010, we recorded sales of $4,663,201, an increase of 72%, as compared to $2,710,680 for the same period in 2009.  The revenues were derived from the sale of $264,596 of consulting services and $4,398,605 of telecommunications services to residential and business clients, as compared to the prior year which consisted of $276,660 of consulting services and $2,434,020 of sales of telecommunications services to residential and business clients  The increase in telecommunications services sales are primarily due to the increased business brought on through the servicing of the customers of Orion Communications Inc., which rights were acquired in May of 2009.  All of our sales for the year ended September 30, 2010 were primarily attributable to services, as compared to the prior year where 98% of sales related to services and 2% related to hardware.

Our cost of sales were $3,007,073 for the year ended September 30, 2010, a 92% increase as compared to $1,563,671 in the prior year, primarily due to the sales increase and related costs, specifically the cost of managing higher levels of traffic over our telecommunications network and our major providers’ networks.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $1,656,128, a 44% increase as compared to $1,147,009 in the prior year.  The increase in gross margin is primarily due to the resale of certain telecommunications services resulting from the acquisition of the customer base of Dialek Telecom and the servicing of the clients of Orion Communications.  Both the acquisition of the Dialek customer base and the servicing of the Orion customers provide margins related to the re-sale of telecommunications services provided by other carriers.  This is different from our traditional business of offering telecommunications services over our own network.  Services re-sold us with lower gross margins and since the majority of our revenues are now derived from the resale of services, we expect that future results may demonstrate a decrease in gross margin as a percentage of sales.  Our objective is to work with these re-sale customers to commence the transfer of a portion of our telecommunications over our network, thereby increasing gross margins on the same revenue.

The following table presents an analysis of operating revenues and gross margin based on our two operating offices—in Montreal, Quebec (which includes sales to clients acquired in the 2008 transaction with Dialek Telecom) and in Toronto, Ontario (which includes sales associated with the servicing of the clients acquired in the 2009 transaction with Orion Communications Inc.).  This supplemental information is provided for information purposes only; the totals provided below are for operations only and do not match our financial statements due to inter-company charges netted out in consolidation.

Analysis of Operating Revenues

	Montreal, Quebec			Toronto, Ontario
Year ended September 30	2010	2009	% Change	2010	2009*	% Change
Revenues	$1,293,765	$1,349,485	-4%	$3,256,521	$1,361,195	76%
Cost of Sales	$713,171	$756,690	-7%	$2,318,016	$898,695	158%
Gross Margin ($)	$580,594	$592,795	-2%	$938,505	$462,500	103%
Gross Margin %	45%	44%		29%	34%
% of total Gross Margin	38%	56%		62%	44%

* We began operating out of our Toronto, Ontario office in May 2009, near the end of the fourth fiscal quarter of 2009.

Our aggregate operating expenses for the year ended September 30, 2010, were $2,324,911, a 138% increase as compared to $975,330 for the prior year.  During the current year period, we took a one-time, non-cash impairment of $337,275 on February 23, 2010, which related to the cancellation of our agreement with 9191-4200 Quebec Inc. We also took a one-time charge of $284,737 for bad debt for the year ended September 30, 2010, compared with $87,242 in bad debt expenses for 2009.  This represents a 613% increase in impairment and write-offs from 2009 to 2010.  The year-over-year increase in operating expenses was also driven by a $459,406 increase in administrative wages resulting from an increase in our salaried employee base due to the May 2009 opening of the new office in Toronto; a $374,688 increase in professional and consulting fees as we increased our accounting, internal audit and legal expenditures related to the servicing of the Orion Communications Inc. customer base, as well as the legal expenses related to the required defense and a $25,530 decrease in general and administrative expenses related to the reduction of expenses through cost reduction measures in our two operating offices.  In addition, selling and promotion expenses decreased by $12,080 as we decreased sales travel as part of our efforts to focus on our local markets of Montreal and Toronto and depreciation expense increased by $18,327 since we acquired new computer equipment during the year.

As a result, we had net loss of $590,041 for the year ended September, 2010 (including a minority interest of $50,462), as compared to a net income of $102,351 for the prior year (when considering a minority interest of $16,533).  During 2010, we took impairment and bad debt expenses of $622,012 and had a gain from debt forgiveness of $114,805.  When removing these one-time factors, we demonstrated an net loss of $82,834 from operations.  The operating loss is primarily due to the decreasing gross margins attainable in our re-sale business as well as the unusually high legal fees that we have incurred due to ongoing litigation.

Liquidity and Capital Resources

For the year ended September 30, 2010:

On our balance sheet as of September 30, 2010, we had assets consisting of accounts receivable in the amount of $405,965, inventory of $12,225, prepaid expenses of $223,690 and no cash. We have expended our cash in furtherance of our business plan.  We also show fixed assets, net of depreciation of $186,992 which includes $160,217 of equipment and capitalized research and development labor for new services to be offered over our own network.  Our balance sheet as of September 30, 2010 reflects an accumulated deficit of $2,240,750 and total stockholder’s deficit of $435,695.

We used $510,304 of cash in operating activities in 2010 compared to being provided $91,079 in 2009. This change was attributable in large part due to the one-time impairment of $337,275 and the bad debt expense of 284,737.

We used cash in investing activities of $171,905 compared to a use of $55,685 in 2009. This change was primarily attributable to our use of cash in 2010 to invest in our new IP-Television servicing offering to be launched in 2011.

We had net cash provided by financing activities of $712,823 in 2010 compared to a use of $52,195 in 2009.  The majority of this provision comes from our increase in overdraft at our bank, as well as the proceeds of a loan payable of $534,243 with one of our primary telecommunications service providers.

In pursuing our business strategy, we will require additional cash for growing our operating and investing activities.  We will continue to borrow money through our operating line of credit at our subsidiary’s bank when such cash for growth purposes is required.  In order to increase this operating line, we rely on collateral guarantees from shareholders and related parties.  We continue to search for ways to reduce costs and increase revenues of our VoIP and telecommunications resell services.

We anticipate raising funds in order to increase our base of customers through the acquisition of telecommunications resellers.  We signed a $1,000,000 acquisition line of credit with a related party at 5% interest.  Funds are available to us should an appropriate acquisition target be identified.  Likewise, we continues to pursue and carry out our business plan, which includes marketing programs aimed at the promotion of our services, hiring additional staff to distribute and find additional distribution channels, enhance the current services we are providing and maintain our compliance with Sarbanes - Oxley Section 404.

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, we do not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

We have classified related party loans on our balance sheet as of September 30, 2010 of $8,000 as a current liability. These loans were issued as advances to us to be repaid when we can raise adequate funds through the sale of equity.  We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and has posted a net income for the year ended September 30, 2009 and the interim three month period ended December 31, 2009 and positive income from operations (not counting a non-cash impairment) for the nine month period ended June 30, 2010.  However, with the bad debt expenses that we had to write-off during the last three months of the fiscal year ended September 30, 2010, we posted a significant loss applicable to common shares of $590,041.  We continue to have a working capital deficit of $729,756. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. We have been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that we will be able to raise additional capital or generate the increase in revenues to sustain our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

We acquired the rights to service the customers of Orion Communications Inc. on May 7, 2009, and assumed a total of $418,762 of liabilities and $46,686 of assets. We realize approximately $35,000 per month of additional gross margin, and hence this has contributed to an increase in cash flow from operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception.  The continuity of our future operations is dependent upon management's ability to raise additional interim capital.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our significant accounting policies are summarized in note 2 to our consolidated financial statements included in Item 8 “Financial Statements” of this report.  While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

Principles of Consolidation

The consolidated financial statements include our accounts and our majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein.

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

Revenue Recognition

Operating revenues consist of telecommunications services (voice, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

·	Services are provided or products are delivered to customers
·	There is clear evidence that an arrangement exists
·	Amounts are fixed or can be determined
·	The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:

·	Monthly fees for local, long distance and wireless voice services, as well as data services when we provide the services
o	“Services over the Company’s network” means that a significant portion of the voice or data passes over the Company’s own data network which it controls and
o
“Services resold from Major Provider’s networks” means that the Company re-sells the services purchased from a Major Provider to its customer, and hence does not control the voice or data flow (represents majority of the Company’s revenues)

·	Consulting fees which the Company earns when it sells hourly consulting services.
o
Consulting services are typically computer software development related, along with any administrative services that occur in the management of those resources (such as project management, accounting, administrative support, etc)

·	Other fees, such as network access fees, license fees, hosting fees, maintenance fees and standby fees, over the term of the contract
·	Subscriber revenues when customers receive the service
·	Revenues from the sale of equipment when the equipment is delivered and accepted by customers

Revenues exclude sales taxes and other taxes we collect from our customers.

Multiple-Element Arrangements

We enter into arrangements that may include the sale of a number of products and services, notably in sales of voice services over our own network.  In all such cases, we separately account for each product or service according to the methods previously described when the following three conditions are met:

·	The product or service has value to our customer on a stand-alone basis
·	here is objective and reliable evidence of the fair value of any undelivered product or service
·
if the sale includes a general right of return relating to a delivered product or service, the delivery or performance of any undelivered product or service is probable and substantially in our control.

·
If there is objective and reliable evidence of fair value for all products and services in a sale, the total price to the customer is allocated to each product and service based on its relative fair value. Otherwise, we first allocate a portion of the total price to any undelivered products and services based on their fair value and the remainder to the products and services that have been delivered.

·	If the conditions to account separately for each product or service are not met, we recognize revenue pro rata over the term of the customer agreement.

Resellers

We may enter into arrangements with resellers who provide services to our customers. When we act as the principal in these arrangements, we recognize revenue based on the amounts billed to our customers. Otherwise, we recognize as revenue the net amount that we retain.

Sales Returns

We accrue an estimated amount for sales returns, based on our past experience, when revenue is recognized.

Deferred Revenues

We record payments we receive in advance, including upfront non-refundable payments, as deferred revenues until we provide the service or deliver the product to customers. Deferred revenues also include amounts billed under multiple-element sales contracts where the conditions to account separately for each product or service sold have not been met.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed in Part IV Item 15 of this annual report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of September 30, 2010, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file our management's assessment of internal controls over financial reporting in connection with the filing of Original Annual Report on Form 10-K for the period ended September 30, 2010, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2010.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
Lawry Trevor-Deutsch	53	August 23, 2010	Director, President, CEO and CFO

George Metrakos	39	April 28, 2005	Director

Lawry Trevor-Deutsch.  Mr. Trevor-Deutsch was appointed to serve as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010 and has served as a member of our board of directors since August 23, 2010.  Mr. Trevor-Deutsch was appointed to serve as President of Teliphone Inc. on September 18, 2010.  In 1991, Mr. Trevor-Deutsch founded Strathmere Associates International Limited, a Canadian corporation focused on compiling business and economic development plans, and continues to serve as its President.  From 1983 to 1991,  Mr. Trevor-Deutsch was a consultant with Robertson Nickerson Limited, Consulting Engineers in Ottawa, Ontario Canada where he specialized in economic development projects over a wide variety of industry sectors.  Mr. Trevor-Deutsch is a regular consultant to the World Bank in the area of project feasibility and implementation.  Since May 1999, he has served as a member of the board of directors of International Hi-Tech Industries.  From March 2008 to May 2008, Mr. Lawry Trevor-Deutsch served as President, Chief Executive Officer, Chief Financial Officer, Director, and Chairman of United American Corporation.  Mr. Trevor-Deutsch earned his Bachelor of Science, with honours, and Masters of Science from Carleton University in Ottawa Canada and a joint Master of Business Administration from McGill University in Montreal and the Manchester Business School of the University of Manchester.

George Metrakos.  Mr. Metrakos holds a Bachelor's of Engineering from Concordia University (Montreal, Canada) and a Master's of Business Administration (MBA) from the John Molson School of Business at Concordia University. Mr. Metrakos has specialized in numerous successful launches of new technologies for emerging marketplaces. He has worked with such organizations as Philips B.V. (The Netherlands), Dow Chemical company (USA), Hydro Quebec (Provincial Utility) and other entrepreneurial high-tech companies. During his founding role in his prior company, Mr. Metrakos was recognized as entrepreneur of the year in an angel financing competition within the Montreal business community awarded by the Montreal Chamber of Commerce youth wing. His previous company launched an advanced Demand Management software used by suppliers to Wal-Mart Stores.

	Employer's name	Beginning and ending dates of employment	Positions Held	Brief Description of Employer's business
George Metrakos	Teliphone Inc.	9/2004 to 9/2010	President	Telecommunications Company
	Teliphone Corp.	10/ 2010 to present	Director	Holding Company
	Teliphone Corp.	4/2005 to 10/2010	President, CEO, CFO and Director	Holding Company
	United American Corp.	11/2005 to 2/2008	President, CEO, CFO and Director	Holding Company
	Metratech Retail Systems Inc.	3/2000 to 8/2004	President & Founder	Supply Chain Management Software

Our Directors were appointed to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of that would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending September 30, 2010, the Board:

·	Reviewed and discussed the audited financial statements with management, and

·	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended September 30, 2010 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

The Board of Directors determined that Mr. Metrakos qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to our

Senior Financial Officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information concerning the total compensation of our Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to us in all capacities for the years ended September 30, 2010 and 2009:

Summary Compensation Table

Name (a)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
George Metrakos Former CEO, CFO & President (2)	2010 2009	109,155 53,747	- -	- -	- -	- -	109,155 53,747

Lawry Trevor Deutsch CEO, CFO & President (3)	2010 2009	- -	- -	- -	- -	- -	- -
___________
(1)	No executive officers received any bonus during the fiscal years ended September 30, 2010 or 2009.
(2)	Mr. Metrakos resigned as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010.
(3)	Mr. Trevor Deutsch was appointed to serve as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010.

Compensation Components

Base Salary and Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.  Mr. Metrakos was compensated at the rate of $100 per hour for any work that performed in an operational capacity.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock option awards to our executive officers during the year ended September 30, 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at September 30, 2010

Equity Compensation or Other Benefit Plans

We have never established any form of equity compensation plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan or any defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

Our directors did not receive any compensation for their service during the year ended September 30, 2010.  No options were granted or exercised in 2010.  We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 29, 2010, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares Owned	Options Exercisable Within 60 Days (2)	Percent of Class
Directors and Executive Officers
George Metrakos (3)	1,838,798	-	4.9%
Lawry Trevor-Deutsch (4)	581,343	-	1.5%
All current directors and executive officers as a group (two persons)	2,420,141	-	6.4%
More Than 5% Beneficial Owners
3874958 Canada Inc. (5) 220 de la Coulée Mont St-Hilaire, QC J3H 5Z6	12,560,451	-	33.4%
___________
(1)	Unless otherwise provided, the address of each person is c/o 424 St-François-Xavier Street, Montreal, Quebec, Canada H2Y 2S9.
(2)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of December 29, 2010.
(3)	George Metrakos is the indirect beneficial owner of 1,838,798 shares held by Metratech Business Solutions Inc.
(4)	Lawry Trevor-Deutsch is the indirect beneficial owner of 534,184 shares held by Strathmere Associates International Limited.
(5)	3874958 Canada Inc. is owned by "Fiducie Familiale MAA" (MAA Family Trust) and the beneficial owner of shares held by this entity is Ann Marie Poudrier.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within 60 days of December 29, 2010. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on October 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

·
On September 16, 2009, we entered into a verbal loan agreement (the “Loan Agreement”) with Mr. Trevor-Deutsch. The loan agreement provides us the opportunity to extend our existing credit facility with our bank, TD Canada Trust (TD).  Under the terms of the Loan Agreement, Mr. Trevor-Deutsch agreed to loan us One Hundred Seventy Five Thousand Dollars ($175,000) (the “Loan”) in order to secure a Guaranteed Investment Certificate (“GIC”) for the same principal amount as collateral security for the TD credit facility.  We agreed to repay the Loan on demand together with interest at a rate of twelve percent (12%) per year plus any borrowing fees incurred by Mr. Trevor-Deutsch.  Interest of eight percent (8%) under the Loan Agreement is payable partly in cash (four percent (4%)) and partly in shares (four percent (4%)) of our common stock based on the average quarterly trading price of our shares as traded on the Over-The-Counter-Bulletin-Board.  As of December 29, 2010, we have paid Mr. Trevor-Deutsch three thousand nine hundred and nine-four ($3,994) in cash and are obligated to issue him 77,900 shares, which have not been issued as of the date of this report.

·
On December 31, 2008, we entered into a verbal long-term loan agreement (“Long-Term Loan Agreement”) with Strathmere Associates International Limited (“Strathmere”), a company controlled by Mr. Trevor-Deutsch for a total of seventy thousand eight hundred and twenty-eight dollars ($70,828).  The Long-Term Loan Agreement combined all prior advances that were made by Strathmere prior to December 31, 2008.  Under the Terms of the Long-Term Loan Agreement, we agreed to pay the long-term loan on demand along with interest at a rate of twelve percent (12%) paid quarterly. As of December 29, 2010, two-thousand, one hundred and twenty five dollars ($2,125), representing the quarterly payment due on September 30, 2010 has paid.  No other amounts are outstanding.

Director Independence

Our Board of Directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board of Directors affirmatively determined that Mr. Trevor-Deutsch, because of his service as an officer of the Company, is not an “independent director” as such term is used under the rules and regulations of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by KBL, LLP for professional services for the fiscal year ended September 30, 2010 and for professional services for the fiscal year ended September 30, 2009:

	Fiscal 2010 Fees	Fiscal 2009 Fees
Fee Category
Audit Fees	$27,500	$27,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$27,500	$27,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of KBL, LLP on the consolidated financial statements of the Company for the year ended September 30, 2010 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on our consolidated financial statements for the fiscal years ended September 30, 2010 and September 30, 2009 contained an uncertainty about our ability to continue as a going concern.

During our fiscal years ended September 30, 2010 and 2009, there were no disagreements with KBL, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KBL, LLP satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended September 30, 2010 and 2009, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 15. EXHIBITS

(a)(1)

Index to Financial Statements

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Directors of
Teliphone Corp.

We have audited the accompanying consolidated balance sheets of Teliphone Corp. (the "Company") as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2010 and 2009  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teliphone Corp. as of September 30, 2010 and 2009, and the results of its consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for years ended September 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY
December 28, 2010

TELIPHONE CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

ASSETS
	US $
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009

Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	405,965	514,988
Inventory	12,225	11,819
Prepaid expenses and other current assets	223,690	88,240

Total Current Assets	641,880	615,047

Fixed assets, net of depreciation	186,992	15,250
Goodwill	544,385	851,489

TOTAL ASSETS	$1,373,257	$1,481,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$433,035	$93,714
Deferred revenue	3,409	2,690
Promissory note payable	-	26,152
Current portion of related party convertible debentures	58,309	56,038
Current portion of non related party loans	178,654	-
Current portion of related party loans	8,000	42,500
Current portion of obligations under capital lease	13,165	-
Liability for stock to be issued	19,868	-
Accounts payable and accrued expenses	657,196	998,494

Total Current Liabilities	1,371,636	1,219,588

Long Term Liabilities:
Related party convertible debentures, net of current portion	-	-
Obligations under capital lease, net of current portion	10,971	-
Non related party loans, net of current portion	355,517	-
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	1,808,952	1,290,416

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,556,657 and 37,376,657 shares issued and outstanding, respectively	37,557	37,377
Additional paid-in capital	1,870,191	1,847,871
Accumulated deficit	(2,240,750)	(1,650,709)
Accumulated other comprehensive income (loss)	(128,624)	(119,562)

Total Teliphone Corp. Stockholders' Equity (Deficit)	(461,626)	114,977
Noncontrolling interest	25,931	76,393

Total Stockholders' Equity (Deficit)	(435,695)	191,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,373,257	$1,481,786

The accompanying notes are an integral part of the consolidated financial statements

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2010	2009

OPERATING REVENUES
Revenues	$4,663,201	$2,710,680

COST OF REVENUES
Inventory, beginning of period	11,819	8,964
Purchases and cost of services	3,007,479	1,566,526
Inventory, end of period	(12,225)	(11,819)
Total Cost of Revenues	3,007,073	1,563,671

GROSS PROFIT	1,656,128	1,147,009

OPERATING EXPENSES
Selling and promotion	22,409	34,489
Administrative wages	857,799	398,393
Professional and consulting fees	643,571	268,883
Other general and administrative expenses	152,279	177,809
Bad debt	284,737	87,242
Impairment	337,275	-
Depreciation	26,841	8,514
Total Operating Expenses	2,324,911	975,330

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(668,783)	171,679

OTHER INCOME (EXPENSE)
Forgiveness of debt	114,805	-
Interest expense	(86,525)	(52,795)
Total Other Income (Expense)	28,280	(52,795)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(640,503)	118,884
Provision for Income Taxes	-	-

NET INCOME (LOSS)	(640,503)	118,884
Less: Net earnings attributable to noncontrolling interest	50,462	(16,533)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(590,041)	$102,351

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,556,657	35,910,295

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(590,041)	$102,351
Other comprehensive income (loss)
Currency translation adjustments	(9,062)	18,157
Comprehensive income (loss)	$(599,103)	$120,508

The accompanying notes are an integral part of the consolidated financial statements

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2007	33,554,024	$33,554	$898,156	$(1,565,404)	$(35,277)	$(668,971)

Net loss for the year	-	-	-	(187,656)	(102,442)	(290,098)

Balance September 30, 2008	33,554,024	33,554	898,156	(1,753,060)	(137,719)	(959,069)

Stock issuance for debt conversion	3,812,633	3,813	949,345	-	-	953,158

Stock issued for services rendered	10,000	10	370	-	-	380

Net income for the year	-	-	-	102,351	18,157	120,508

Balance September 30, 2009	37,376,657	37,377	1,847,871	(1,650,709)	(119,562)	114,977

Stock issuance for debt conversion	180,000	180	22,320	-	-	22,500

Net loss for the year	-	-	-	(590,041)	(9,062)	(599,103)

Balance September 30, 2010	37,556,657	$37,557	$1,870,191	$(2,240,750)	$(128,624)	$(461,626)

The accompanying notes are an integral part of the consolidated financial statements

TELIPHONE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(590,041)	$102,351

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	26,841	8,514
Impairment	337,275	-
Noncontrolling interest	(50,462)	16,533
Forgiveness of debt	(114,805)	-
Bad debt	284,737	87,242
Common stock issued for services	-	380

Changes in assets and liabilities
(Increase) in accounts receivable	(146,518)	(395,565)
(Increase) decrease in inventory	63	(2,909)
(Increase) in prepaid expenses and other current assets	(15,202)	(7,095)
Increase (decrease) in deferred revenues	612	(1,711)
Increase in liability for stock to be issued	19,868	-
Increase (decrease) in accounts payable and
and accrued expenses	(262,672)	283,339
Total adjustments	79,737	(11,272)

Net cash provided by (used in) operating activities	(510,304)	91,079

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(171,905)	(10,081)
Cash paid in acquisition of net assets of Orion	-	(45,604)

Net cash (used in) investing activities	(171,905)	(55,685)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	335,424	74,288
Payments of obligations under capital lease	(2,195)	-
Proceeds from debenture payable	2,271	56,038
Repayment of promissory note	(27,191)	(11,208)
Proceeds from loan payable	534,243	-
Proceeds from loan payable - related parties, net	(129,729)	(171,313)

Net cash provided by (used in) financing activities	712,823	(52,195)

Effect of foreign currencies	(30,782)	16,801

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(168)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	168	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$19,825	$50,670

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for conversion of notes payable - related party	$22,500	$-

Equipment purchased under capital lease	$26,330	$-

Conversion of trade payable to promissory note payable	$-	$32,679

Acquisition of Orion Customers:
Accounts receivable	$-	$46,686
Goodwill	-	327,901
Accounts payable	-	(420,191)

Cash paid in acquisition	$-	$(45,604)

The accompanying notes are an integral part of the consolidated financial statements.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Teliphone Corp. (the “Company”, formerly “OSK Capital II Corp” until it changed its name on August 21, 2006) was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

Prior to its acquisition by the Company, Teliphone Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet.In addition to the retail services provided, Teliphone Inc. also sold to wholesalers who re-billed these services to their customers and provided the necessary support to their customers directly.

Teliphone Inc. presently provides its telecommunications services provided over its own network, and also re-sells traditional telecommunications services provided over the network of Major Telecommunications Providers across Canada through a direct sales channel.

Going Concern

As shown in the accompanying consolidated financial statements the Company has a working capital deficiency of ($729,756) as of September 30, 2010, and has an accumulated deficit of ($2,240,750) through September 30, 2010. The Company has streamlined their business, and expanded their services throughout Canada which had generated net profits for the prior year. The Company took a write-down of $337,275 as part of the events of February 2010 related to the cancelation of its agreement with 9191-4200 Quebec Inc. (see Note 10) and wrote off some uncollectible accounts receivable and further their accounts receivable as of September 30, 2010 which also contributed to their losses for the year, The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

While the Company demonstrates that it has recently become profitable, the existence of the working capital deficiency and the net loss for the past year continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s subsidiary, Teliphone Inc. finalized an agreement with 9151-4877 Quebec Inc (known as Dialek Telecom), which was effective on February 15, 2008, to acquire certain assets and liabilities, amounting to Dialek’s entire business, from this entity.
The Company further reduced approximately $950,000 of related party debt in February 2009 as this was converted into additional shares of the Company’s stock and $22,500 during the year ended September 30, 2010.

On May 1, 2009, the Company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it began to service the customers of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 10.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has available CDN$323,000 in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $323,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholders. The bank indebtedness relates to the overdraft of the Company’s cash. The Company as of September 30, 2010 has approximately $175,000 overdrawn.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

Operating revenues consist of telecommunications services (voice, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

·	Services are provided or products are delivered to customers
·	There is clear evidence that an arrangement exists
·	Amounts are fixed or can be determined
·	The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:
·	Monthly fees for local, long distance and wireless voice services, as well as data services when we provide the services
o	“Services over the Company’s network” means that a significant portion of the voice or data passes over the Company’s own data network which it controls and
o
“Services resold from Major Provider’s networks” means that the Company re-sells the services purchased from a Major Provider to its customer, and hence does not control the voice or data flow (represents majority of the Company’s revenues)

·	Consulting fees which the Company earns when it sells hourly consulting services.
o
Consulting services are typically computer software development related, along with any administrative services that occur in the management of those resources (such as project management, accounting, administrative support, etc)

·	Other fees, such as network access fees, licence fees, hosting fees, maintenance fees and standby fees, over the term of the contract
·	Subscriber revenues when customers receive the service
·	Revenues from the sale of equipment when the equipment is delivered and accepted by customers

Revenues exclude sales taxes and other taxes we collect from our customers.

Multiple-Element Arrangements

We enter into arrangements that may include the sale of a number of products and services, notably in sales of voice services over our own network.  In all such cases, we separately account for each product or service according to the methods previously described when the following three conditions are met:

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

·	The product or service has value to our customer on a stand-alone basis
·	here is objective and reliable evidence of the fair value of any undelivered product or service
·
if the sale includes a general right of return relating to a delivered product or service, the delivery or performance of any undelivered product or service is probable and substantially in our control.

·
If there is objective and reliable evidence of fair value for all products and services in a sale, the total price to the customer is allocated to each product and service based on its relative fair value. Otherwise, we first allocate a portion of the total price to any undelivered products and services based on their fair value and the remainder to the products and services that have been delivered.

·	If the conditions to account separately for each product or service are not met, we recognize revenue pro rata over the term of the customer agreement.

Resellers

We may enter into arrangements with resellers who provide services to our customers. When we act as the principal in these arrangements, we recognize revenue based on the amounts billed to our customers. Otherwise, we recognize as revenue the net amount that we retain.

Sales Returns

We accrue an estimated amount for sales returns, based on our past experience, when revenue is recognized.

Deferred Revenues

We record payments we receive in advance, including upfront non-refundable payments, as deferred revenues until we provide the service or deliver the product to customers. Deferred revenues also include amounts billed under multiple-element sales contracts where the conditions to account separately for each product or service sold have not been met.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $45,553 at September 30, 2010.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits for September 30, 2010.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2010 and 2009 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. During the year ended September 30, 2010, the Company impaired $337,275 of Goodwill (see Note 10).

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30	September 30
	2010	2009

Net income (loss)	$(590,041)	$102,351

Weighted-average common stock
Outstanding (Basic)	37,556,657	35,910,295

Weighted-average common stock
Equivalents
Stock Options	-	-
Warrants	-	-

Weighted-average common stock
Outstanding (Diluted)	37,556,657	35,910,295

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their consolidated statement of operations for the year ended September 30, 2009 to conform with the September 30, 2010 presentation. These reclassifications had no effect on the net income for the year ended September 30, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the year ended September 30, 2010. For the year ended September 30, 2010, net income attributable to noncontrolling interests of $50,462, is included in the Company’s net income.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 3-FIXED ASSETS

Fixed assets as of September 30, 2010and 2009 were as follows:

	Estimated Useful	September 30,	September 30,
	Lives (Years)	2010	2009

Furniture and fixtures	5	$2,268	$2,182
Computer equipment	3	412,237	205,825
Vehicles	5	-	23,548
		414,505	231,555
Less: accumulated depreciation		227,513	216,305
Property and equipment, net		$186,992	$15,250

There was $26,841 and $8,514 charged to operations for depreciation expense for the years ended September 30, 2010 and 2009, respectively. In November 2009, the vehicle was disposed of for $0. It was fully depreciated, and therefore no gain or loss was recognized.

NOTE 4-RELATED PARTY LOANS

Related Party Credit Facility

On February 26, 2010, the Company’s subsidiary, Teliphone Inc. entered into an Acquisition Line of Credit agreement with a related party to a shareholder of the Company.  The line of credit permits the company to draw up to $1,000,000 for the purposes of business acquisitions in the future.  The loan rate is 5%.  As of September 30, 2010, the Company has not drawn down on any amount of this line of credit.  As a result of the agreement, Teliphone Inc. entered into a General Security Agreement which provides the secured party with first ranked security on all of the assets of Teliphone Inc. for any obligations owed to the secured party in the event of default.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 4-RELATED PARTY LOANS (CONTINUED)

Long Term Related Party Debt

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
.
On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. This amount is outstanding as of September 30, 2010.

The Company has accrued $4,250 in accrued interest on this payable.

Short Term Related Party Debt

As of September 30, 2010, the Company has $8,000 including accrued interest outstanding with shareholders. Interest expense for the year ended September 30, 2010 was $768. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the consolidated balance sheet at September 30, 2010.  On September 30, 2010, the following loans from shareholders remain:

$20,000 loan: Payment was issued for all interest owing up to September 30, 2010 for a total of $768, with no further interest payable  from April 1, 2010 during the repayment period ending January 1, 2011.  As of September 30, 2010 the amount outstanding on this loan $8,000.

In May 2009, the Company entered into a cash advance agreement as part of its agreement for the servicing of the customers of Orion Communications Inc. with 9191-4200 Quebec Inc. (see Note 10) for $5,472.  The amount was non-interest bearing and was fully paid by September 30, 2010.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 4-RELATED PARTY LOANS (CONTINUED)

The Company has a liability for stock to be issued on some of these related party debt amounts of $19,868 as of September 30, 2010.

NOTE 5-PROMISSORY NOTE PAYABLE

The Company entered into a Promissory Note agreement (“Promissory Note”) with Primus Telecommunications Canada Inc. (“Primus”) on April 15, 2009 for a total amount of CDN$40,000, representing the conversion of Primus’ trade payable amount owing into the Promissory Note.  Interest costs had been established at the Bank Prime rate + 2.5%, for a total of 4.25%.  The Company agreed to pay, by way of monthly payments of the principal amount outstanding of $3,000 per month commencing on June 1, 2009 and each month thereafter with the final principal balance of $4,000 being paid on June 1, 2010.  As of September 30, 2010, all amounts owing have been paid..

NOTE 6-CONVERTIBLE DEBENTURES

On July 28, 2010, the Company entered into a 5.75% Convertible Debenture (“The Allstream Debenture”) with MTS Allstream, a Telecommunications Service Supplier to the Company’s subsidiary, Teliphone Inc.  The Allstream Debenture has a maturity date of July 28, 2012 and an incurred interest at a rate of 5.75% per annum.  The amount of the debenture is $563,046.  The monthly payment is amortized over a 36 month period for a period of 24 months.  At the 25th month, the balance owing, $198,545 is either payable on demand or can be converted into shares of the common stock of the Company at a price of $0.25 per share.

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12% to mature on February 6, 2011.

The A Debenture can either be paid to the holders on February 6, 2011 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 6-CONVERTIBLE DEBENTURES (CONTINUED)

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% to mature on February 17, 2011.

The B Debenture can either be paid to the holders on February 17, 2011 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

The total amount of the A and B Debentures was $58,309.

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

NOTE 7-COMMITMENTS / LITIGATION

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 7-COMMITMENTS / LITIGATION (CONTINUED)

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

The Company’s subsidiary Teliphone Inc. had entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. On September 13, 2010, the Company terminated that lease early and entered into a new lease at a different location. That lease commences December 1, 2010 through November 30, 2013. The Company anticipates paying approximately $51,000, $52,000 and $54,000 over the next three years on this lease. Rent expense for this lease for the year ended September 30, 2010 was $41,376.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $192,000. Rent expense for this lease for the year ended September 30, 2010 was $47,000.

The Company’s subsidiary Teliphone Inc. has entered into various lease agreements for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company pays approximately $1,500 (CDN$) per month on their operating leases.   The Company paid an aggregate amount of $44,000 (CDN$) for the year ended September 30, 2010 as compared with $12,078 (CDN$) for the year ended September 30, 2009. The Company’s operating leases are set to expire during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 7-COMMITMENTS / LITIGATION (CONTINUED)

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

The Company is currently negotiating potential settlements however, nothing has been formally agreed to at this time. The Company has not accrued any liability as any potential settlement would be for the Company to acquire the customer base. No amounts have been agreed to at this time.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 7-COMMITMENTS / LITIGATION (CONTINUED)

The Company has not accrued a liability for any amounts of the claims made by BMO on its balance sheet as no settlement has occurred as of yet and counsel cannot estimate any liability if there is a liability at this time.

NOTE 8-STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2010, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,556,657 and 37,376,657 shares issued and outstanding as of September 30, 2010 and September 30, 2009, respectively.

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 8-STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The Company issued 3,812,633 shares of common stock of the Company in February 2009 as part of the debt conversion agreement with related parties on December 31, 2008. The Company also issued 10,000 shares of stock for services rendered at a value of $.038 per share ($380).

The Company issued 180,000 shares of common stock to convert related party notes in the amount of $22,500 ($0.125 per share) on March 31, 2010.

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

At September 30, 2010, deferred tax assets consist of the following:

Net operating lossess	$761,855

Valuation allowance	$(761,855)

$-

At September 30, 2010, the Company had a net operating loss carryforward in the approximate amount of $2,240,750, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 9-PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years  ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

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

9191 had provided to the Company a cash deposit of CDN$260,000 in order to have the Company facilitate an extension to its line of credit in order to assist with the management of the newly assigned customers.  As of September 30, 2010, the Company had repaid 9191 the entire amount.  The amount was considered as a cash advance and was not interest bearing.

As part of the agreement, the Company was able to utilize the bank accounts of Orion for its daily transactions until the Company can establish its own banking facilities in Ontario.  The following highlights the summary of the amounts from May 1, 2009 to September 30, 2009:

Opening Balance on May 1, 2009:	CDN$628,462
Adjustment for payment on 9191 services:	CDN$19,248
Closing Balance on September 30, 2009:	CDN($696,537)
Balance:	CDN($48,827)

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through September 30, 2010.

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 10-SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

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

TELIPHONE CORP.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

NOTE 11-OBLIGATIONS UNDER CAPITAL LEASE

The Company leases some of its computer equipment pursuant to capital leases. At September 30, 2010, minimum future annual lease obligations are as follows:

Year Ending
September 30, 2011	$13,861
September 30, 2012	11,550
25,411
Less: Amounts representing interest	(1,275)
Total	24,136
Current portion	(13,165)
Long-term portion	$10,971

(a)(2)	Not Applicable.

(a)(3)	Exhibits.

See (b) below.

(b)	Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

(c)	Financial Statements Excluded From Annual Report to Shareholders.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIPHONE CORP.

Date: December 29, 2010	By:	/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 29, 2010	By:	/s/ George Metrakos
George Metrakos
Director

Date: December 29, 2010	By:	/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch
Director

  TELIPHONE CORP.

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description
2.1*
Agreement and Plan of Merger by and among Teliphone Inc. and OSK II Acquisition Corp. and OSK Capital II Corp. (incorporated by reference to the company's Current Report filed on form 8-k on May 11, 2005).

2.2*	Letter agreement between OSK Capital II Corp. and Teliphone Inc., dated April 25, 2005 (incorporated by reference to the company's Current Report filed on form 8-k on May 11, 2005).

3.1*	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

3.2*	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

4.1*	Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on January 6, 2000).

14.1*	Code of Ethics (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 27, 2006).

10.1.*
Distribution agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone Inc., and 9164-4898 Quebec Inc. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.2.*	Form of general conditions for use of the Company's telecommunications products and services. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.3.*
Letter of Intent for a Joint Venture Agreement between Teliphone Inc. and Intelco Communication Inc., dated July 14, 2006 (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.4.*
Customer and Asset acquisition and software licensing agreement made and entered into in the city of Montreal, province of Quebec with an effective date of March 1, 2006 by and between Teliphone, Inc., Iphonia Inc., Telicom Inc. and United American Corporation (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.5*	Agreement between Teliphone Inc. and Northern Communications Services Inc. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.6*	Extension agreement between Teliphone Inc. and Podar Infotech Limited (incorporated by reference to the company's Current Report filed on form 8-k on September 12, 2005).

10.7*	Agreement between Teliphone Inc. and Podar Infotech Limited, dated April 28, 2005 (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.8*	Form of IP Port Service agreement, RNK Telecom (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.9*	Master Services Agreement between Teliphone Inc. and Rogers Telecom Inc. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.10*
Cash Advance agreement between related companies 3894517 Canada Inc. and Teliphone Inc. made and entered into in the city of Montreal, province of Quebec with an effective date of August 27, 2004 by and between Teliphone Inc., 3894517 Canada Inc., OSK Capital II Corp., and United American Corp. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.11*
Wholesale agreement made and entered into in the city of Montreal, province of Quebec by and between Teliphone Inc. and 951-4877 Quebec Inc. (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.12*	Co-Location and Bandwidth Services Agreement, Peer 1 Network (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.12-A*	Co-Location and Bandwidth Services Agreement, Peer 1 Network, executed copy (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.13*	Linksys Service Provider or SP Reseller Authorization Agreement - Americas (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.14*	Amendment to agreement with BR Communications (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

10.15**	JAAM Operating Loan Agreement dated February 16, 2010

10.16**	JAAM General Security Agreement dated February 16, 2010

10.21*	Subsidiaries (incorporated by reference to the company's Prospectus filed on form SB-2 on August 29, 2006).

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

31.2**	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

32.1**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2**	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
___________
* Previously filed
** Filed herewith