Form 10-Q
period 2010-12-31
Teliphone Corp
filed 2011-02-22
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28793

TELIPHONE CORP.
(Exact name of Registrant as specified in its charter)

Nevada	30-0651002
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

424 St-François-Xavier Street, Montreal, Quebec, Canada H2Y 2S9
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 514-313-6000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 21, 2011, there were 37,556,657 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended December 31,  2010 and 2009 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND SEPTEMBER 30, 2010

ASSETS
	US $
	DECEMBER 31,	SEPTEMBER 30,
	2010	2010
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	210,424	405,965
Inventory	13,281	12,225
Prepaid expenses and other current assets	231,723	223,690

Total Current Assets	455,428	641,880

Fixed assets, net of depreciation	561,051	186,992
Goodwill	563,613	544,385

TOTAL ASSETS	$1,580,092	$1,373,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$520,019	$433,035
Deferred revenue	3,195	3,409
Current portion of related party convertible debentures	60,326	58,309
Current portion of non related party loans	187,711	178,654
Current portion of related party loans	1,926	8,000
Current portion of obligations under capital lease	23,695	13,165
Liability for stock to be issued	19,868	19,868
Accounts payable and accrued expenses	838,778	657,196

Total Current Liabilities	1,655,518	1,371,636

Long Term Liabilities:
Obligations under capital lease, net of current portion	15,150	10,971
Non related party loans, net of current portion	320,133	355,517
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	2,061,629	1,808,952

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 37,556,657 shares issued and outstanding	37,557	37,557
Additional paid-in capital	1,870,191	1,870,191
Accumulated deficit	(2,257,429)	(2,240,750)
Accumulated other comprehensive income (loss)	(143,880)	(128,624)

Total Teliphone Corp. Stockholders' Equity (Deficit)	(493,561)	(461,626)
Noncontrolling interest	12,023	25,931

Total Stockholders' Equity (Deficit)	(481,538)	(435,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,580,092	$1,373,257

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2010	2009

OPERATING REVENUES
Revenues	$1,039,858	$1,394,535

COST OF REVENUES
Inventory, beginning of period	12,225	11,819
Purchases and cost of services	748,098	848,979
Inventory, end of period	(13,281)	(11,204)
Total Cost of Revenues	747,042	849,594

GROSS PROFIT	292,816	544,941

OPERATING EXPENSES
Selling and promotion	10,713	9,133
Administrative wages	153,243	216,798
Professional and consulting fees	78,170	225,813
Other general and administrative expenses	47,071	52,201
Depreciation	22,708	2,789
Total Operating Expenses	311,905	506,734

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(19,089)	38,207

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	114,805
Interest expense	(11,498)	(2,339)
Total Other Income (Expense)	(11,498)	112,466

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(30,587)	150,673
Provision for Income Taxes	-	-

NET INCOME (LOSS)	(30,587)	150,673
Less: Net earnings attributable to noncontrolling interest	13,908	(6,866)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(16,679)	$143,807

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,556,657	37,376,657

COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	$(16,679)	$143,807
Other comprehensive income (loss)
Currency translation adjustments	(15,256)	(2,027)
Comprehensive income (loss)	$(31,935)	$141,780

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,679)	$143,807

Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Depreciation	22,708	2,789
Noncontrolling interest	(13,908)	6,866
Forgiveness of debt	-	(114,809)

Changes in assets and liabilities
(Increase) in accounts receivable	209,880	(41,475)
(Increase) decrease in inventory	(624)	836
(Increase) in prepaid expenses and other current assets	(4,272)	(101,655)
Increase (decrease) in deferred revenues	(334)	1,589
(Decrease) in accounts payable and
and accrued expenses	158,799	(142,185)
Total adjustments	372,249	(388,044)

Net cash provided by (used in) operating activities	355,570	(244,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(371,744)	(3,810)

Net cash (used in) investing activities	(371,744)	(3,810)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	71,689	266,106
Payments of obligations under capital lease	(4,977)	-
Proceeds from debenture payable	2,017	-
Repayment of promissory note	-	(8,563)
Proceeds from loan payable	(45,269)	-
Proceeds from loan payable - related parties, net	(6,827)	-

Net cash provided by financing activities	16,633	257,543

Effect of foreign currencies	(459)	(9,496)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$11,498	$2,339

SUPPLEMENTAL NONCASH INFORMATION:

Equipment purchased under capital lease	$18,833	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-                      ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Prior to its acquisition by the Company, Teliphone Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet.  In addition to the retail services provided, Teliphone Inc. also sold to wholesalers who re-billed these services to their customers and provided the necessary support to their customers directly.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-                      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone Inc. presently provides its telecommunications services provided over its own network, and also re-sells traditional telecommunications services provided over the network of Major Telecommunications Providers across Canada through a direct sales channel.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has a working capital deficiency of ($1,200,090) as of December 31, 2010, and has an accumulated deficit of ($2,257,429) through December 31, 2010. The Company has streamlined their business, and expanded their services throughout Canada which has generated positive gross margins, however, the Company took a write-down of $337,275 as part of the events of February 2010 related to the cancelation of its agreement with 9191-4200 Quebec Inc. (see Note 10) and wrote off some uncollectible accounts receivable and further their accounts receivable as of September 30, 2010 which also contributed to their losses for that year.  For the current year,the Company continues to look to settle some legal disputes (see Note 7), reduce its operating costs and look to increase revenues in order to achieve net profitability.  The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist.

While the Company has demonstrated that it can become profitable, the recent loss from operations, the existence of the working capital deficiency and the net loss for the past year continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reduced approximately $950,000 of related party debt in February 2009 as this was converted into additional shares of the Company’s stock and $22,500 during the year ended September 30, 2010.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

The Company has available CDN$323,000 in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $323,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholders. The bank indebtedness relates to the overdraft of the Company’s cash. The Company as of December 31, 2010 has approximately $197,000 overdrawn.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•	Services are provided or products are delivered to customers
•	There is clear evidence that an arrangement exists
•	Amounts are fixed or can be determined
•	The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:
•	Monthly fees for local, long distance and wireless voice services, as well as data services when we provide the services
o	“Services over the Company’s network” means that a significant portion of the voice or data passes over the Company’s own data network which it controls and
o
“Services resold from Major Provider’s networks” means that the Company re-sells the services purchased from a Major Provider to its customer, and hence does not control the voice or data flow (represents majority of the Company’s revenues)

•	Consulting fees which the Company earns when it sells hourly consulting services.
o
Consulting services are typically computer software development related, along with any administrative services that occur in the management of those resources (such as project management, accounting, administrative support, etc)

•	Other fees, such as network access fees, license fees, hosting fees, maintenance fees and standby fees, over the term of the contract
•	Subscriber revenues when customers receive the service
•	Revenues from the sale of equipment when the equipment is delivered and accepted by customers

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•	The product or service has value to our customer on a stand-alone basis
•	here is objective and reliable evidence of the fair value of any undelivered product or service
•
if the sale includes a general right of return relating to a delivered product or service, the delivery or performance of any undelivered product or service is probable and substantially in our control.

•
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

•	If the conditions to account separately for each product or service are not met, we recognize revenue pro rata over the term of the customer agreement.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $47,162 at December 31, 2010.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits as of December 31, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2010 and 2009 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2010	2009

Net income (loss)	$(16,679)	$143,807

Weighted-average common stock
Outstanding (Basic)	37,556,657	37,376,657

Weighted-average common stock
Equivalents
Stock Options	-	-
Warrants	-	-

Weighted-average common stock
Outstanding (Diluted)	37,556,657	37,376,657

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

The Company has reclassified certain amounts in their condensed consolidated statement of operations for the three months ended December 31, 2009 to conform with the December 31, 2010 presentation. These reclassifications had no effect on the net income for the three months ended December 31, 2009.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the condensed consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the three months endedDecember 31, 2010. For the three months ended December 31, 2010, net income attributable to noncontrolling interests of $13,908, is included in the Company’s net income.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2010 and 2009 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	December 31,	September 30,
		2010	2010
Furniture and fixtures	5	$2,349	$2,268
Computer equipment	3	817,374	412,237

		819,723	414,505
Less: accumulated depreciation		258,672	227,513
Property and equipment, net		$561,051	$186,992

There was $22,708and $2,789 charged to operations for depreciation expense for the three months ended December 31, 2010 and 2009, respectively.

NOTE 4-	RELATED PARTY LOANS

Related Party Credit Facility

On February 26, 2010, the Company’s subsidiary, Teliphone Inc. entered into an Acquisition Line of Credit agreement with a related party to a shareholder of the Company.  The line of credit permits the company to draw up to $1,000,000 for the purposes of business acquisitions in the future.  The loan rate is 5%.  As of December 31, 2010, the Company has not drawn down on any amount of this line of credit.  As a result of the agreement, Teliphone Inc. entered into a General Security Agreement which provides the secured party with first ranked security on all of the assets of Teliphone Inc. for any obligations owed to the secured party in the event of default.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

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

On December 31, 2008, the Company and the shareholder combined these two figures into a $70,828 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. This amount is outstanding as of December 31, 2010.

The Company has accrued $2,125 in accrued interest on this payable.

Short Term Related Party Debt

As of December 31, 2010, the Company has $2,000 including accrued interest outstanding with shareholders. Interest expense for the three months ended December 31, 2010 was $192. These notes accrue interest at 5% per annum. These related party loans are due on demand and classified as current liabilities on the condensed consolidated balance sheet at December 31,  2010.  On December 31, 2010, the following loans from shareholders remain:

$20,000 loan: Payment was issued for all interest owing up to December 31, 2010 for a total of $192, with no further interest payable  from April 1, 2010 during the repayment period ending January 1, 2011.  As of December 31, 2010 the amount outstanding on this loan $2,000.

In May 2009, the Company entered into a cash advance agreement as part of its agreement for the servicing of the customers of Orion Communications Inc. with 9191-4200 Quebec Inc. (see Note 10) for $5,472.  The amount was non-interest bearing and was fully paid by September 30, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 4-	RELATED PARTY LOANS (CONTINUED)

The Company has a liability for stock to be issued on some of these related party debt amounts of $19,868 as of December 31, 2010.

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

NOTE 6-	CONVERTIBLE DEBENTURES

On July 28, 2010, the Company entered into a 5.75% Convertible Debenture (“The Allstream Debenture”) with MTS Allstream, a Telecommunications Service Supplier to the Company’s subsidiary, Teliphone Inc.  The Allstream Debenture has a maturity date of July 28, 2012 and an incurred interest at a rate of 5.75% per annum.  The amount of the debenture is $507,844.  The monthly payment is amortized over a 36 month period for a period of 24 months.  At the 25th month, the balance owing, $198,545 is either payable on demand or can be converted into shares of the common stock of the Company at a price of $0.25 per share.  See NOTE 12, Subsequent Event regarding this debenture.

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
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

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

The total amount of the A and B Debentures was $60,326.

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

The default is now in dispute, as the Company received notice on February 11, 2009 from 9164-4898 Quebec Inc (known as “BR Communications Inc.”). The notice claims that the Company owes BR Communications Inc. unpaid commissions totaling CDN$ 158,275.25 ($160,135 US$) based on the Company’s increase in sales due to its Dialek acquisition.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-                      COMMITMENTS / LITIGATION (CONTINUED)

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

The Company’s subsidiary Teliphone Inc. had entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. On September 13, 2010, the Company terminated that lease early and entered into a new lease at a different location. That lease commences December 1, 2010 through November 30, 2013. The Company anticipates paying approximately $51,000, $52,000 and $54,000 over the next three years on this lease. Rent expense for this lease for the three months ended December 31, 2010 was $4,507.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $192,000. Rent expense for this lease for the three months ended December 31, 2010 was $10,938.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-                      COMMITMENTS / LITIGATION (CONTINUED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 7-                      COMMITMENTS / LITIGATION (CONTINUED)

The Company has not accrued a liability for any amounts of the claims made by BMO on its balance sheet as no settlement has occurred as of yet and counsel cannot estimate any liability if there is a liability at this time.

NOTE 8-                      STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December, 2010, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,556,657 shares issued and outstanding as of December 31, 2010  2009.

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-                      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The Company has issued no shares for the three months ended December 31, 2010.

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  The stock has not been issued, however the Company has booked a liability for stock to be issued of $19,868 as of December 31, 2010.

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

At December 31, 2010, deferred tax assets consist of the following:

Net operating losses	$653,422

Valuation allowance	(653,422)

$-

At December 31, 2010, the Company had a net operating loss carryforward in the approximate amount of $1,921,828, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

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

As part of the agreement, the Company was able to utilize the bank accounts of Orion for its daily transactions until the Company can establish its own banking facilities in Ontario.  The following highlights the summary of the amounts from May 1, 2009 to September 30, 2009:

Opening Balance on May 1, 2009:	CDN	$628,462
Adjustment for payment on 9191 services:	CDN	$19,248
Closing Balance on September 30, 2009:	CDN	$(696,537)
Balance:	CDN	$(48,827)

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through December 31, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 10-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

NOTE 11-                      OBLIGATIONS UNDER CAPITAL LEASE

The Company leases some of its computer equipment pursuant to capital leases. At December 31, 2010, minimum future annual lease obligations are as follows:

Year Ending
December 31, 2011	$25,741
December 31, 2012	17,803
43,544
Less: Amounts representing interest	(4,699)
Total	38,845
Current portion	(23,695)
Long-term portion	$15,150

NOTE 12-                      SUBSEQUENT EVENTS

On January 28, 2011, The Company entered into a debt forgiveness agreement with MTS Allstream (the “Agreement”).  The Agreement negates the Company’s Convertible Debenture entered into effect on July 28, 2010 and provides debt forgiveness totaling $292,844 since the Company agreed to a one-time payment of $215,000 against the total amount previously owed of $507,844.  The Company will report this item as debt foregiveness in its statement of operations for the six month period ending March 31, 2011.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Teliphone” mean Teliphone Corp. and our subsidiaries unless otherwise indicated.

GENERAL OVERVIEW

BACKGROUND

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

Results of Operations - Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009

We generate revenues from the sale of telecommunications services to our customers, along with the hardware required for our customers to utilize these services. Our cost of sales includes all of the necessary purchases required for us to deliver these services. This includes the use of broadband internet access required for our servers to be in communication with our customers’ VoIP devices at the customer’s location, our rental of voice channels connected to the Public-Switched-Telephone-Network; that is the traditional phone network which currently links all phone numbers worldwide as well as the cost to purchase the telecommunications services from Major Carriers that we re-sell to our customers.

For the three month period ended December 31, 2010, we recorded sales of $1,039,858, an decrease of 25%, as compared to $1,394,535 for the same period in 2009.  The decrease is primarily due to the loss of a consulting services contract that realized $124,309 of revenue during the three months ended December 31, 2010.  The balance is due to a reduction of revenue from the resale of telecommunication services due to contract renewals with our customers occurring at lower rates due to competitive forces.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients, as compared to the prior year which consisted of $124,309 of consulting services and $1,270,226 of sales of telecommunications services to residential and business clients.

Our cost of sales were $747,042 for the three month period ended December 31, 2010, a 12% decrease as compared to $849,594 in the prior year, primarily due to the decrease in revenues and related costs, specifically the cost of repurchasing services from major providers’ networks did not decrease as much as that of our net margins to our clients.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $292,816, a 46% decrease as compared to $544,941 in the prior year.  The decrease in gross margin is primarily due to the decreasing margins achieved from the resale of certain telecommunications services to our customers.  Our objective is to work with these re-sale customers to commence the transfer of a portion of our telecommunications over our network, thereby increasing gross margins on the same revenue.

The following table presents an analysis of operating revenues and gross margin based on our two operating offices—in Montreal, Quebec and in Toronto, Ontario.  This supplemental information is provided for information purposes only; the totals provided below are for operations only and do not match our financial statements due to inter-company charges netted out in consolidation.

Analysis of Operating Revenues

	Montreal, Quebec			Toronto, Ontario
Three month period ended December 31	2010	2009	% Change	2010	2009	% Change
Revenues	$269,230	$437,888	-39%	$770,627	$877,377	-12%
Cost of Sales	$195,196	$181,284	-8%	$560,239	$682,556	-18%
Gross Margin ($)	$73,304	$256,603	-7%	$210,388	$194,821	8%
Gross Margin %	27%	59%		27%	22%
% of total Gross Margin	26%	57%		74%	43%

Our aggregate operating expenses for the three month period ended December 31, 2010, were $311,905, a 38% decrease as compared to $506,734 for the prior year.  The period over period decrease in operating expenses was driven primarily by a $63,555 decrease in administrative wages resulting from a decrease in salary from our senior management and a $147,643 decrease in professional and consulting fees as we decreased our professional service and legal fees compared to the same period the prior year.  The Company increased its depreciation expenses from $2,780 for the three month period to $22,708 as the company acquired additional computer equipment and development related to its IPTV offering.

As a result, we had net loss of $15,697 for the three month period ended December 31, 2010 (including a minority interest of $13,908), as compared to a net income of $143,807 for the same period in the prior year (when considering a minority interest of ($6,866).  The operating loss is primarily due to the decreasing gross margins attainable in our re-sale business as well as the unusually high legal fees that we have incurred due to ongoing litigation.

Liquidity and Capital Resources

For the three month period ended December 31, 2010:

On our balance sheet as of December 31, 2010, we had assets consisting of accounts receivable in the amount of $210,424, inventory of $13,281, prepaid expenses of $231,723 and no cash. We have expended our cash in furtherance of our business plan.  We also show fixed assets, net of depreciation of $561,051 which includes office and computer equipment for new services to be offered over our own network.  Our balance sheet reflects an accumulated deficit of $2,257,429 and total stockholder’s deficit of $481,538.

We were provided $355,570 of cash from operating activities during the three month period ended December 31, 2010 compared to using $244,237 for the same period in 2009. This change was attributable in large part due to the decrease in accounts receivable of $209,880 and an increase in accounts payable of $158,799 as compared to an increase of $41,475 in accounts receivable and a decrease in accounts payable of $142,185 for the same period in 2009.

For the three month period ended December 31, 2010, we used cash in investing activities of $371,744 compared to a use of $3,810 for the same period in 2009. This change was primarily attributable to the acquisition of capital assets to invest in our new IP-Television servicing offering to be launched in 2011.

We had net cash provided by financing activities of $16,633 during the three month period ended December 31, 2010 compared to being provided $257,543 during the same period in 2009.  The majority of this provision comes from a reduction in proceeds of bank overdraft in the period, from $266,106 in 2009 and only $71,689 in 2010.

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

We have classified related party loans on our balance sheet as of December 31, 2010 of $2,000 as a current liability. These loans were issued as advances to us to be repaid when we can raise adequate funds through the sale of equity.  We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and has posted a net income for the year ended September 30, 2009 and the interim three month period ended December 31, 2009 and positive income from operations (not counting a non-cash impairment) for the nine month period ended June 30, 2010.  However, with the bad debt expenses that we had to write-off during the end of fiscal year September 30, 2010, we posted a significant loss applicable to common shares of $590,041 for the year ended September 30, 2010.  We continue to have a working capital deficit of $1,200,090. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. We have been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that we will be able to raise additional capital or generate the increase in revenues to sustain our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of December 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2009, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended December 31, 2010.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

BR Communications Inc.

During the three months ended December 31, 2010, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2010, filed on December 29, 2010.

Former Owners of Orion Communications Inc.

During the three months ended December 31, 2010, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2010, filed on December 29, 2010.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

During the three months ended December 31, 2010, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2010, filed on December 29, 2010.

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: February 21, 2011
TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Chief Executive Officer and President

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Financial Officer

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Accounting Officer