Form 10-Q
period 2011-03-31
Teliphone Corp
filed 2011-05-19
CIK 1101783

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 19, 2011, there were 37,556,657 shares of the issuer's $.001 par value common stock issued and outstanding.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and September 30, 2010	F-3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six and Three Months Ended March 31, 2011 and 2010 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND SEPTEMBER 30, 2010

ASSETS
	US $
	MARCH 31,	SEPTEMBER 30,
	2010	2010
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	144,145	405,965
Inventory	13,560	12,225
Prepaid expenses and other current assets	200,787	223,690

Total Current Assets	358,492	641,880

Fixed assets, net of depreciation	548,765	186,992
Customer lists, net	1,479,265	-
Goodwill	578,188	544,385

TOTAL ASSETS	$2,964,710	$1,373,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$568,101	$433,035
Deferred revenue	3,234	3,409
Current portion of related party convertible debentures	61,881	58,309
Current portion of non related party loans	-	178,654
Current portion of BMO debt	93,750	-
Current portion of related party loans	-	8,000
Current portion of obligations under capital lease	22,923	13,165
Liability for stock to be issued	970,890	19,868
Accounts payable and accrued expenses	1,169,916	657,196

Total Current Liabilities	2,890,695	1,371,636

Long Term Liabilities:
Obligations under capital lease, net of current portion	11,016	10,971
BMO debt, net of current portion	281,250	-
Non related party loans, net of current portion	-	355,517
Related party loans, net of current portion	70,751	70,828

TOTAL LIABILITIES	3,253,712	1,808,952

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
37,556,657 and 37,556,657 shares issued and outstanding	37,557	37,557
Additional paid-in capital	1,870,191	1,870,191
Accumulated deficit	(2,023,019)	(2,240,750)
Accumulated other comprehensive income (loss)	(157,258)	(128,624)

Total Teliphone Corp. Stockholders' Equity (Deficit)	(272,529)	(461,626)
Noncontrolling interest	(16,474)	25,931

Total Stockholders' Equity (Deficit)	(289,003)	(435,695)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,964,710	$1,373,257

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	US$ SIX MONTHS ENDED MARCH 31,		US$ THREE MONTHS ENDED MARCH 31,
	2011	2010	2011	2010

OPERATING REVENUES
Revenues	$2,119,579	$2,506,643	$1,079,721	$1,112,108

COST OF REVENUES
Inventory, beginning of period	12,225	11,819	13,281	11,204
Purchases and cost of services	1,530,596	1,560,778	782,498	711,799
Inventory, end of period	(13,560)	(12,265)	(13,560)	(12,265)
Total Cost of Revenues	1,529,261	1,560,332	782,219	710,738

GROSS PROFIT	590,318	946,311	297,502	401,370

OPERATING EXPENSES
Selling and promotion	28,111	13,847	17,398	4,714
Administrative wages	362,763	468,832	209,520	252,034
Professional and consulting fees	82,812	386,223	4,642	160,410
Other general and administrative expenses	119,148	96,741	72,077	44,540
Impairment	-	337,275	-	337,275
Depreciation	81,572	6,168	58,864	3,379
Total Operating Expenses	674,406	1,309,086	362,501	802,352

NET (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(84,088)	(362,775)	(64,999)	(400,982)

OTHER INCOME (EXPENSE)
Forgiveness of debt	278,867	114,805	278,867	-
Interest expense	(19,453)	(6,739)	(7,955)	(4,400)
Total Other Income (Expense)	259,414	108,066	270,912	(4,400)

NET INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	175,326	(254,709)	205,913	(405,382)
Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	175,326	(254,709)	205,913	(405,382)
Less: Net earnings attributable to noncontrolling interest	42,405	1,119	28,497	7,985

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$217,731	$(253,590)	$234,410	$(397,397)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.01	$(0.01)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	37,556,657	37,377,646	37,556,657	37,378,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$217,731	$(253,590)	$234,410	$(397,397)
Other comprehensive income (loss)
Currency translation adjustments	(28,634)	(9,195)	(13,378)	(7,198)
Comprehensive income (loss)	$189,097	$(262,785)	$221,032	$(404,595)

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	US$
	SIX MONTHS ENDED
	MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$217,731	$(253,590)

Adjustments to reconcile net income (loss) to net cash provided by used in operating activities:
Depreciation	81,572	6,168
Impairment	-	337,275
Noncontrolling interest	(42,405)	(1,119)
Forgiveness of debt	(278,867)	(114,805)

Changes in assets and liabilities
(Increase) decrease in accounts receivable	287,028	(43,920)
(Increase) decrease in inventory	(576)	192
(Increase) in prepaid expenses and other current assets	(124,864)	(1,969)
Increase (decrease) in deferred revenues	(386)	1,159
Increase in accounts payable and
and accrued expenses	472,669	86,999
Total adjustments	394,171	269,980

Net cash provided by operating activities	611,902	16,390

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(414,424)	(10,918)

Net cash (used in) investing activities	(414,424)	(10,918)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	108,177	137,198
Payments of obligations under capital lease	(11,015)	-
Proceeds from debenture payable	3,572	-
Repayment of promissory note	-	(17,719)
Proceeds from loan payable	(283,820)	-
Proceeds from loan payable - related parties, net	(9,466)	(100,563)

Net cash provided by (used in) financing activities	(192,552)	18,916

Effect of foreign currencies	(4,926)	(24,388)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$19,453	$6,739

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for conversion of notes payable	$-	$22,500

Customer lists acquired	$1,479,265	$-
Common stock to be issued for BMO deal	(951,022)	-
Loan Payable - BMO	(375,000)	-
Advances made in prior periods	(153,243)	-
	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone Inc. presently provides its telecommunications services provided over its own network, and also re-sells traditional telecommunications services provided over the network of Major Telecommunications Providers across Canada through a direct sales channel.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has a working capital deficiency of ($2,532,203) as of March 31, 2011, and has an accumulated deficit of ($2,023,019) through March 31, 2011. The Company has streamlined their business, and expanded their services throughout Canada which has generated positive gross margins and is demonstrating a positive net income for the current fiscal year.  The Company likewise settled its significant lawsuit (see Note 7) and as a result will reduce its operating costs.  The Company has utilized their line of credit limits from the bank and their profits have gone to pay down the payables that exist.

While the Company has demonstrated that it can become profitable,  the net loss for the past year continues to raise substantial doubt about the Company’s ability to continue as a going concern.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The Company has available CDN$323,000 in line of credits from the bank. Therefore, the Company can exceed their cash in bank by this amount. The $323,000 CD$ in line of credits is comprised of personal guarantees to the bank from two shareholders. The bank indebtedness relates to the overdraft of the Company’s cash. The Company as of March 31, 2011 has approximately $245,000 overdrawn.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $48,382 at March 31, 2011.

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

Investment Tax Credits

The Company claims investment tax credits as a result of incurring scientific research and experimental development expenditures. Investment tax credits are recognized when the related expenditures are incurred, and there is reasonable assurance of their realization. Management has made a number of estimates and assumptions in determining their expenditures eligible for the investment tax credit claim. It is possible that the allowed amount of the investment tax credit claim could be materially different from the recorded amount upon assessment by Revenue Canada and Revenue Quebec. The Company has not estimated any amounts for incoming tax credits as of March 31, 2011.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2011 and 2010 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2011	2010

Net income (loss)	$217,731	$(253,590)

Weighted-average common stock
Outstanding (Basic)	37,556,657	37,377,646

Weighted-average common stock
Equivalents
Stock Options	-	-
Warrants	-	-

Weighted-average common stock
Outstanding (Diluted)	37,556,657	37,377,646

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Lists

The Company in March 2011 acquired customer lists in a transaction with a company. The customer lists will be amortized over a period of three years commencing April 1, 2011. The customer lists will be amortized utilizing the straight-line method.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the condensed consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the six months ended March 31, 2011. For the six months ended March 31, 2011, net income attributable to noncontrolling interests of $42,405, is included in the Company’s net income.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2011 and September 30, 2010 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	March 31,	September 30,
		2011	2010
Furniture and fixtures	5	$2,409	$2,268
Computer equipment	3	871,1578	412,237

		873,987	414,505
Less: accumulated depreciation		325,222	227,513
Fixed assets, net		$548,765	$186,992

There was $81,572 and $6,168 charged to operations for depreciation expense for the six months ended March 31, 2011 and 2010, respectively.

NOTE 4-	CUSTOMER LISTS

Customer lists as of March 31, 2011 and September 30, 2010 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	March 31,	September 30,
		2011	2010
Customer lists	3	$1,525,714	$-

		1,525,714	-
Less: accumulated amortization		-	-
Customer lsits, net		$1,525,714	$-

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 5-	RELATED PARTY LOANS

Related Party Credit Facility

On February 26, 2010, the Company’s subsidiary, Teliphone Inc. entered into an Acquisition Line of Credit agreement with a related party to a shareholder of the Company.  The line of credit permits the company to draw up to $1,000,000 for the purposes of business acquisitions in the future.  The loan rate is 5%.  As of March 31, 2011, the Company has not drawn down on any amount of this line of credit.  As a result of the agreement, Teliphone Inc. entered into a General Security Agreement which provides the secured party with first ranked security on all of the assets of Teliphone Inc. for any obligations owed to the secured party in the event of default.

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
.
On December 31, 2008, the Company and the shareholder combined these two figures into a $70,751 loan payable and agreed that the payable would be converted to a long term loan, maturing on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. This amount is outstanding as of March 31, 2011.

The Company has accrued $0 in accrued interest on this payable.

In May 2009, the Company entered into a cash advance agreement as part of its agreement for the servicing of the customers of Orion Communications Inc. with 9191-4200 Quebec Inc. (see Note 10) for $5,472.  The amount was non-interest bearing and was fully paid by September 30, 2010.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 5-	RELATED PARTY LOANS (CONTINUED)

Included in the liability for stock to be issued, is some amount of stock to related party debtors in the amount of $19,868 as of March 31, 2011.

NOTE 6-	CONVERTIBLE DEBENTURES

On July 28, 2010, the Company entered into a 5.75% Convertible Debenture (“The Allstream Debenture”) with MTS Allstream, a Telecommunications Service Supplier to the Company’s subsidiary, Teliphone Inc.  The Allstream Debenture has a maturity date of July 28, 2012 and an incurred interest at a rate of 5.75% per annum.  The amount of the debenture is $507,844.  The monthly payment is amortized over a 36 month period for a period of 24 months.  At the 25th month, the balance owing, $198,545 is either payable on demand or can be converted into shares of the common stock of the Company at a price of $0.25 per share.  On January 28, 2011, Allstream agreed to foregive $278,867 of this debt upon payment of a lump sum of the balance owing, which the company did in February 2011,

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12% to mature on February 6, 2012.

The A Debenture can either be paid to the holders on February 6, 2012 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 6-	CONVERTIBLE DEBENTURES (CONTINUED)

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% to mature on February 17, 2012.

The B Debenture can either be paid to the holders on February 17, 2012 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

The total amount of the A and B Debentures was $61,881.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The Company’s subsidiary Teliphone Inc. had entered into a lease agreement for its Montreal, Canada offices, which is set to expire on May 31, 2011. In May 2009, Teliphone Inc. added additional offices to this lease without extending the lease any further, only increasing the monthly rental. On September 13, 2010, the Company terminated that lease early and entered into a new lease at a different location. That lease commences December 1, 2010 through November 30, 2013. The Company anticipates paying approximately $51,000, $52,000 and $54,000 over the next three years on this lease. Rent expense for this lease for the six months ended March 31, 2011 was $9,014.

The Company’s subsidiary Teliphone Inc. has entered into a lease agreement for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $192,000. Rent expense for this lease for the six months ended March 31, 2011 was $21,876.

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 7-	COMMITMENTS / LITIGATION (CONTINUED)

On March 30, 2011, the Company resolved its dispute with BMO for a total settlement of $375,000 payable over 24 months as follows:  $25,000 due at commencement and a further $11,458 per month, with a final payment of $75,000 on the 24th month.

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2011, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 37,556,657 shares issued and outstanding as of March 31, 2011 .

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  The stock has not been issued, however the Company has booked a liability for stock to be issued of $19,868 as of March 31, 2011.

The Company has accrued the issuance of 3,804,088 shares on March 31, 2011 for the acquisition of the rights to service the former clients of Orion Communications Inc. (“Orion”) after its dispute settlement with Orion’s secured creditors (see Note 10 and NOTE 13 – SUBSEQUENT EVENTS).

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

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$687,826

Valuation allowance	(687,826)

$-

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2011, the Company had a net operating loss carryforward in the approximate amount of $2,023,019, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

NOTE 10-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

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

As part of the agreement, the Company was able to utilize the bank accounts of Orion for its daily transactions until the Company can establish its own banking facilities in Ontario.  The following highlights the summary of the amounts from May 1, 2009 to September 30, 2009:

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 10-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

Opening Balance on May 1, 2009:	CDN		$628,462
Adjustment for payment on 9191 services:	CDN		$19,248
Closing Balance on September 30, 2009:	CDN		$(696,537)
Balance:	CDN	$	(48,827)

The $48,827 CD$ represents the net cash paid by the Company in the acquisition of the customer base through March 31, 2011

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
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 10-	SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

As a result of the lawsuits against the Company, on March 31, 2011, the Company negotiated and entered into an Asset Purchase Agreement with Orion Communications, Inc. (“Orion”) and 9191-4200 Quebec, Inc. (“9191”) to acquire the customers from Orion valued at $1,479,265. As consideration for these customers, the Company will issue 3,804,088 shares at a value of $0.25 per share for a total of $951,022, pay $375,000 to BMO in the form of a note payable (see Note 12) and utilize the $153,243 paid in advances from prior years.

NOTE 11-	OBLIGATIONS UNDER CAPITAL LEASE

The Company leases some of its computer equipment pursuant to capital leases. At March 31, 2011, minimum future annual lease obligations are as follows:

Year Ending
March 31, 2012$25,603
March 31, 2013	12,340
37,943
Less: Amounts representing interest	(4,004)
Total	33,939
Current portion	(22,923)
Long-term portion	$11,016

NOTE 12-	NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at March 31, 2011 as $93,750 as a current liability and $281,250 as a long term liability.  To date, the Company has met all of its payment obligations on this note payable.

TELIPHONE CORP.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 13-	SUBSEQUENT EVENTS

The Company issued 3,804,088 shares on May 4, 2011 for the acquisition of the rights to service the former clients of Orion Communications Inc. (“Orion”) after its dispute settlement with Orion’s secured creditors (see Note 10).

On May 6, 2011, the Company’s majority-owned subsidiary Teliphone Inc. received a sales and income tax assessment from the Quebec Provincial Ministry of Revenue (“MRQ”).  As a result, Teliphone Inc. received the arbitrary tax assessment totaling $539,803 for unpaid income tax, unpaid sales tax, interest and penalties.  For the revenue component of the audit, the MRQ auditors determined their findings based on the application of their own revenue recognition policies for telecommunications companies which determines a company’s net revenues based on its capacity to provide services and not by the Company’s revenue recognition policies as stated in Note 2.  From a sales tax perspective, the MRQ auditors disallowed sales tax credits paid to suppliers by the Company since the original supplier invoices were in the name of the Company’s former parent company at the time and refused to accept the intercompany invoicing that permitted the auditable trace of the expense, service delivery and payment to the supplier and hence the recognition of the expense by Teliphone Inc.  The Company has decided to follow the regular course of opposition to the assessment as it feels that the MRQ auditors improperly applied revenue recognition policies and sales tax credit allowances.  The opposition process is ongoing, and the Company's legal counsel is working diligently to provide the defense for the Company. It is too early to determine the outcome at this time.

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

On May 7, 2009, we entered into a customer assignment agreement with the owners of Orion Communications Inc.  (“Orion”).  As a result of this transaction, we acquired an additional 580 business customers for telecommunications services in Canada, along with other assets valued at CDN$376,781 and liabilities valued at CDN$418,762.  We and the owner of Orion, 9191-4200 Quebec Inc., agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.  After a brief dispute with the secured creditors of Orion, on March 31, 2011, the Company acquired the client contracts in an acquisition valued at $1,479,265.  The Company paid $951,022 in common stock of the company with the issuance of 3,804,088 shares (in May 2011) (valued at $0.25 per share) and $528,243 in cash.

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

Results of Operations – Six and Three Months Ended March 31, 2011 compared with Six and Three Months Ended March 31, 2010.  We generate revenues from the sale of telecommunications services to our customers, along with the hardware required for our customers to utilize these services. Our cost of sales includes all of the necessary purchases required for us to deliver these services. This includes the use of broadband internet access required for our servers to be in communication with our customers’ VoIP devices at the customer’s location, our rental of voice channels connected to the Public-Switched-Telephone-Network; that is the traditional phone network which currently links all phone numbers worldwide as well as the cost to purchase the telecommunications services from Major Carriers that we re-sell to our customers.

For the three month period ended March 31, 2011, we recorded sales of $1,079,721, a decrease of 3%, as compared to $1,112,108 for the same period in 2010. The decrease is primarily due a reduction of revenue from the resale of telecommunication services due to contract renewals with our customers occurring at lower rates due to competitive forces. The revenues were derived entirely from the sale of telecommunications services to residential and business clients.

For the six month period ended March 31, 2011, we recorded sales of $2,119,579, a decrease of 15%, as compared to $2,506,643 for the same period in 2010. The decrease is primarily due to the loss of a consulting services contract that realized $75,061 of revenue in 2010 that we did not have in 2011, and the balance is due to a reduction of revenue from the resale of telecommunication services due to contract renewals with our customers occurring at lower rates due to competitive forces. The revenues were derived entirely from the sale of telecommunications services to residential and business clients, as compared to the prior year which consisted of $75,061 of consulting services and $2,431,042 of sales of telecommunications services to residential and business clients.

Our cost of sales were $782,219 for the three month period ended March 31, 2011, a 10% increase as compared to $710,738 in the prior year, primarily due an increase in costs as we began to migrate services from our current supplier wholesale networks to that of a new supplier network for the majority of our new resale business. Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $297,502, a 26% decrease as compared to $401,370 in the prior year.  The decrease in gross margin is primarily due to the increased costs that the company incurred during the migration of its services across supplier networks as well decreasing margins achieved from the resale of certain telecommunications services to our customers.  Our objective is to work with these re-sale customers to commence the transfer of a portion of our telecommunications over our network, thereby increasing gross margins on the same revenue.

Our cost of sales were $1,529,261 for the six month period ended March 31, 2011, a 2% decrease as compared to $1,560,332 in the prior year, primarily due an increase in costs as we began to migrate services from our current supplier wholesale networks to that of a new supplier network for the majority of our new resale business. Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $590,318, a 38% decrease as compared to $946,311 in the prior year.  The decrease in gross margin is primarily due to the increased costs that the company incurred during the migration of its services across supplier networks as well decreasing margins achieved from the resale of certain telecommunications services to our customers.  Our objective is to work with these re-sale customers to commence the transfer of a portion of our telecommunications over our network, thereby increasing gross margins on the same revenue.

The following table presents an analysis of operating revenues and gross margin based on our two operating offices—in Montreal, Quebec and in Toronto, Ontario.  This supplemental information is provided for information purposes only; the totals provided below are for operations only and do not match our financial statements due to inter-company charges netted out in consolidation.

Analysis of Operating Revenues

	Montreal, Quebec			Toronto, Ontario
Three month period ended March 31	2011	2010	% Change	2011	2010	% Change
Revenues	$248,090	$358,790	-31%	$831,632	$753,318	10%
Cost of Sales	$202,033	$171,468	18%	$588,373	$552,272	7%
Gross Margin ($)	$46,057	$187,322	-75%	$243,259	$201,046	21%
Gross Margin %	19%	52%		29%

	Montreal, Quebec			Toronto, Ontario
Six month period ended March 31	2011	2010	% Change	2011	2010	% Change
Revenues	$517,320	$796,677	-35%	$1,602,259	$1,630,695	-2%
Cost of Sales	$397,959	$352,752	13%	$1,148,612	$1,234,827	-7%
Gross Margin ($)	$119,361	$443,925	-73%	$453,647	$395,868	15%
Gross Margin %	23%	56%		28%

Our aggregate operating expenses for the three month period ended March 31, 2011, were $362,501, a 55% decrease as compared to $802,352 for the prior year.  The period over period decrease in operating expenses was driven primarily by a $337,275 write down occurring in February 2010 when the dispute over the management of the Orion Communications Inc. client base occurred.  Likewise, professional and consulting fees was $160,410 during that period as opposed to $4,642 for the current period, also due to the decrease in legal fees required to manage the business since the dispute and litigation has been resolved on March 30, 2011.   The Company increased its depreciation expenses from $3,379 for the three month period to $58,864 as the company acquired additional computer equipment and development related to its IPTV offering.

Our aggregate operating expenses for the six month period ended March 31, 2011, were $674,406, a 48% decrease as compared to $1,309,806 for the prior year.  The period over period decrease in operating expenses was driven primarily by a $337,275 write down occurring in February 2010 when the dispute over the management of the Orion Communications Inc. client base occurred.  Likewise, professional and consulting fees was $386,223 during that period as opposed to $82,812 for the current period, also due to the decrease in legal fees required to manage the business since the dispute and litigation has been resolved on March 30, 2011.   The Company increased its depreciation expenses from $6,168 for the three month period to $81,572 as the company acquired additional computer equipment and development related to its IPTV offering.

As a result, we had net income of $234,410 for the three month period ended March 31, 2011 (including a minority interest of $28,497), as compared to a net loss of ($397,397) for the same period in the prior year (when considering a minority interest of $7,985.  The operating income is primarily due to the forgiveness of debt of $278,867 from the Company’s primary telecom resale supplier which occurred in January 2011.

As a result, we had net income of $217,731 for the six month period ended March 31, 2011 (including a minority interest of $42,405), as compared to a net loss of ($253,590) for the same period in the prior year (when considering a minority interest of $1,119.  The operating income is primarily due to the forgiveness of debt of $278,867 from the Company’s primary telecom resale supplier which occurred in January 2011.

Liquidity and Capital Resources

For the six month period ended March 31, 2011:

On our balance sheet as of March 31, 2011, we had assets consisting of accounts receivable in the amount of $144,145, inventory of $13,560, prepaid expenses of $200,787 and no cash. We have expended our cash in furtherance of our business plan.  We also show fixed assets, net of depreciation of $548,765 which includes equipment and capitalized research and development labour for new services to be offered over our own network.  We likewise show Net Customer List asset value of $1,479,265 representing the acquisition of the client contracts from Orion Communications Inc. and $578,188 representing the goodwill from both our acquisition of the clients of Dialek Telecom in 2008 and the client contracts of Orion in 2011.  Our balance sheet reflects an accumulated deficit of $2,023,019 and total stockholder’s deficit of $289,003.

We were provided $611,902 of cash from operating activities during the six month period ended March 31, 2011compared to being provided  $16,390 for the same period in 2010. This change was attributable in large part due to the decrease in accounts receivable of $287,028 and an increase in accounts payable of $472,699 as compared to an increase of $43,920 in accounts receivable and an increase in accounts payable of $86,999 for the same period in 2010.

For the six month period endedMarch 31, 2011, we used cash in investing activities of $414,424 compared to a use of $10,918 for the same period in 2010. This change was primarily attributable to the acquisition of capital assets to invest in our new IP-Television servicing offering to be launched in 2011.

We had net cash used in financing activities of $192,552 during the six month period ended March 31, 2011 compared to being provided $18,916 during the same period in 2010.  The majority of this comes from the repayment in loans payable of $283,820 as the company reduced its amounts owing to a key supplier through a negotiated settlement.

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

We have not classified any related party loans on our balance sheet as of March 31, 2011 as current liabilities. We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and have posted a net income for the year ended September 30, 2009 and the interim three month period ended December 31, 2009 and positive income from operations (not counting a non-cash impairment) for the nine month period ended June 30, 2010.  However, with the bad debt expenses that we had to write-off during the end of fiscal year September 30, 2010, we posted a significant loss applicable to common shares of $590,041 for the year ended September 30, 2010.  We have returned to net profitability for the six month period ended March 31, 2011 of $217,731.  We continue to have a working capital deficit of $2,532,203 as of March 31, 2011, however with a stock issuance valued at $951,022 on May 4, 2011, this has subsequently reduced the working capital deficiency by this amount. The financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. We have been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that we will be able to raise additional capital or generate the increase in revenues to sustain our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2010, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the six months ended March 31, 2011.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

BR Communications Inc.

During the six months ended March 31, 2011, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2010, filed on December 29, 2010.

Former Owners of Orion Communications Inc.

During the six months ended March 31, 2011, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2010, filed on December 29, 2010.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

On March 30, 2011, BMO dropped its lawsuit against the Company’s subsidiary due to a negotiated settlement which permitted the transfer of full and unencumbered rights to the servicing contracts of the clients of Orion.  As a result of the Company entered into a non-interest bearing Note Payable to BMO for a total of $375,000. The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at March 31, 2011 as $93,750 as a current liability and $281,250 as a long term liability.  To date, the Company has met all of its payment obligations on this note payable.

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

Dated: May 19, 2011
TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Chief Executive Officer and President

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Financial Officer

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Accounting Officer