Form 10-Q
period 2011-06-30
Teliphone Corp
filed 2011-08-22
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 22, 2011, there were 41,360,745 shares of the issuer's $0.001 par value common stock issued and outstanding.

TELIPHONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND SEPTEMBER 30, 2010

ASSETS
	US $
	JUNE 30,	SEPTEMBER 30,
	2011	2010
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	235,695	-
Inventory	13,882	-
Prepaid expenses and other current assets	33,771	140,637
Assets of discontinued operations - current	-	501,244

Total Current Assets	283,348	641,881

Fixed assets, net of depreciation	522,398	170,639
Customer lists, net	1,466,606	-
Goodwill	585,040	-
Assets of discontinued operations -non-current	-	560,738

TOTAL ASSETS	$2,857,392	$1,373,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Bank overdraft	$48,570	$-
Deferred revenue	845	-
Promissory note payable	-	-
Current portion of related party convertible debentures	62,208	58,309
Current portion of non related party loans	35,640	-
Current portion of related party loans	-	8,000
Current portion of obligations under capital lease	6,401	13,165
Liability for stock to be issued	19,868	19,868
Accounts payable and accrued expenses	413,378	12,173
Liabilities of discontinued operations - current	-	1,260,121

Total Current Liabilities	586,910	1,371,636

Long Term Liabilities:
Related party convertible debentures, net of current portion	-	-
Obligations under capital lease, net of current portion	22,979	10,971
Non related party loans, net of current portion	305,642	-
Related party loans, net of current portion	70,828	70,828
Liabilities of discontinued operations -non-current	-	355,517

TOTAL LIABILITIES	986,359	1,808,952

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 41,360,745 and 37,376,657 shares issued and outstanding, respectively	41,361	37,557
Additional paid-in capital	2,125,882	1,870,191
Accumulated deficit	(316,013)	(2,240,750)
Accumulated other comprehensive income (loss)	19,803	(128,623)

Total Stockholders' Equity (Deficit)	1,871,033	(461,625)
Noncontrolling interest	-	25,931

Total Stockholders' Equity (Deficit)	1,871,033	(435,694)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,857,392	$1,373,258

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	US$		US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

OPERATING REVENUES
Revenues	$1,136,503	$79,270	$1,136,503	$-

COST OF REVENUES
Inventory, beginning of period	-	-	-	-
Purchases and cost of VoIP services	98,999	(12,550)	116,309	14,697
Inventory, end of period	(13,882)	-	(13,882)	-
Total Cost of Revenues	85,117	(12,550)	102,427	14,697

GROSS PROFIT	1,051,386	91,820	1,034,076	(14,697)

OPERATING EXPENSES
Selling and promotion	3,195	-	3,195	-
Professional and consulting fees	124,490	233,856	153,192	(5,844)
Other general and administrative expenses	385,403	494	372,228	494
Depreciation	123,594	-	123,594	-
Total Operating Expenses	636,682	234,350	652,209	(5,350)

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	414,704	(142,530)	381,867	(9,347)

OTHER INCOME (EXPENSE)
Interest expense	(13,780)	(10,203)	(5,508)	(3,877)
Total Other Income (Expense)	(13,780)	(10,203)	(5,508)	(3,877)

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	400,924	(152,733)	376,359	(13,224)
Minority interest	-	-	-	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	400,924	(152,733)	376,359	(13,224)
Provision for Income Taxes	-	-	-	-

Net income (loss) from continuing operations	400,924	(152,733)	376,359	(13,224)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	2,462,895	-	2,462,895	109,591
Loss from discontinued operations	(948,266)	(4,491)	(1,141,432)	-

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	1,514,629	(4,491)	1,321,463	109,591

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$1,915,553	$(157,224)	$1,697,822	$96,367

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
From continuing operations	$0.01	$(0.00)	$0.01	$(0.00)
From discontinued operations	0.04	(0.00)	0.03	0.00

	$0.05	$(0.00)	$0.04	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND FULLY DILUTED	41,360,747	37,437,316	41,360,747	37,366,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,915,553	$(157,224)	$1,697,822	$96,367
Other comprehensive income (loss)
Currency translation adjustments	148,426	931	177,061	10,156
Comprehensive income (loss)	$2,063,979	$(156,293)	$1,874,883	$106,523

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	US$
	NINE MONTHS ENDED
	JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$400,924	$(152,733)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	123,594	-
Impairment	-	-
Noncontrolling interest	-	-
Forgiveness of debt	-	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(234,694)	-
(Increase) decrease in inventory	(13,823)	-
(Increase) decrease in prepaid expenses and other current assets	(177,143)	-
Increase (decrease) in deferred revenues	841	-
Increase in accounts payable and
and accrued expenses	399,631	3,023
Total adjustments	98,406	3,023

Net cash provided by (used in) operating activities	499,330	(149,710)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(17,424)	-
Cash received in acquisition of net assets of Dialek Telecom	-	-

Net cash (used in) investing activities	(17,424)	-

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft	48,364	-
Obligation under capital lease	(15,272)	-
Proceeds from debenture payable	3,899	321
Repayment of promissory note	-	-
Proceeds from loan payable - related parties, net	(43,184)	(105,453)

Net cash provided by (used in) financing activities	(6,193)	(105,132)

DISCONTINUED OPERATION
Operating activities	2,257,717	233,131
Investing activities	(427,258)	(10,918)
Financing activities	27,776	40,545
Gain on disposal of subsidiary	(2,462,895)	-

Net cash flows provided by discontinued operations	(604,660)	262,758

Effect of foreign currencies	128,947	(7,916)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$13,780	$10,616

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for conversion of notes payable	$-	$22,500

 TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Teliphone Inc. provided its telecommunications services provided over its own network, and also re-sells traditional telecommunications services provided over the network of Major Telecommunications Providers across Canada through a direct sales channel.

On April 1, 2011, the Company consolidated its operations into that of the parent company.  On May 31, 2011, the Company sold its entire ownership holdings in its subsidiary, Teliphone Inc. and continued operating the same business as before the disposition.

Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has a working capital deficit of ($303,562) as of June 30, 2011, and has an accumulated deficit of ($316,013) through June 30, 2011. The Company has streamlined their business, and expanded their services throughout Canada generating positive gross margins and is demonstrating a positive net income for the current fiscal year.  The Company settled litigation in March, 2011 (see Note 7) that is anticipated to result in a will reduction in its operating costs.  One May 31, 2011, the Company disposed of its majority-owned subsidiary, Teliphone Inc., which resulted in a gain on disposition of $2,462,895.  The Company is overdrawn on its bank accounts by $48,570.

While the Company has demonstrated that it is now profitable, after producing operating losses in each of its fiscal years since inception in 1999 (except 2009, the lack of cash and operating history continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company reduced approximately $2,500,000 in its working capital deficiency with its sale of its subsidiary, Teliphone Inc. in May, 2011.  Teliphone Inc. had accumulated trade payables greater than their trade receivables from inception up to May 2011.  The Company had consolidated its operations such that the Company and not its subsidiary, Teliphone Inc., is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc. and as such this trade deficit is not reflected in the Company’s financial for the interim period ended June 30, 2011.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

Going Concern (Continued)

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as its ability to continue to expand its distribution points and leveraging its technology into the commercial small business segments. The Company’s strategic relationships with telecommunications interconnection companies, internet service providers and retail sales outlets has permitted the Company to achieve consistent monthly growth in acquisition of new customers.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein. With the sale of Teliphone Inc. on May 31, 2011, the Company disposed of its only majority-owned subsidiary, and as a result, all noncontrolling interests have been disposed of.

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

The Company does not have available an operating line of credit from the bank. The Company as of June 30, 2011 has $48,570 overdrawn.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Revenue Recognition

Operating revenues for the Company are generated directly within the Company and not in its former subsidiary, Teliphone Inc. since the Company consolidated its operations and sold the inoperative Teliphone Inc. on May 31, 2011.  Operating revenues consist of telecommunications services (voice, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $48,635 at June 30, 2011.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2011 and 2010 are included in selling and promotion expenses in the condensed consolidated statements of operations.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

   June 30,

June 30,

      2011

2010

Net income (loss)

  $1,915,553

              ($157,224)

Weighted-average common stock

Outstanding (Basic)

41,360,747

               37,437,316

Weighted-average common stock

Equivalents

Stock Options

          -

              -

Warrants

 -

              -

Weighted-average common stock

Outstanding (Diluted)

41,360,747

             37,437,316

~~QB\14252270.1~~

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The Company has elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behaviour as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Despite the Company incurring sales of hardware components for the VoIP service as well as the service itself, the Company treats these items as one component, therefore has not segregated their business.

~~QB\14252270.1~~

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Lists

The Company in March 2011 acquired customer lists in a transaction with a company. The customer lists will be amortized over a period of five years commencing April 1, 2011. The customer lists will be amortized utilizing the straight-line method.

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the condensed consolidated balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the nine months ended June 30, 2011. The Company disposed of their only non-wholly owned subsidiary on May 31, 2011.

Discontinued Operations

The Company has accounted for the sale of its entire holdings in its subsidiary Teliphone Inc in accordance with ASC 360-10-45, Property, Plant, and Equipment – Overall – Glossary-Component of an Entity, (formerly FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets).  (See NOTE 13 – DISCONTINUED OPERATIONS).  In the prior year financial statement comparatives, the Company has reflected the prior year presentation to reflect elements of the disposed subsidiary as discontinued operations.  This reclassification had no effect on earnings per share of the prior period as is for presentation purposes only.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

NOTE 3-

FIXED ASSETS

Fixed assets as of June 30, 2011 (unaudited) and September 30, 2010 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	June 30,	September 30,
		2011	2010

Furniture and fixtures	5	$689	$2,268
Computer equipment	3	568,113	395,884

		568,802	398,152
Less: accumulated depreciation		46,404	227,513
Fixed assets, net		$522,398	$170,639

There was $46,404 and $0 charged to operations for depreciation expense for continuing operations for the nine months ended June 30, 2011 and 2010, respectively. $16,353 of the fixed assets were disposed of in the sale of the subsidiary.

NOTE 4-

CUSTOMER LISTS

Customer lists as of June 30, 2011 (unaudited) and September 30, 2010 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	June 30,	September 30,
		2011	2010
Customer lists	5	$1,543,796	$ -

		1,543,796	-
Less: accumulated amortization		77,190	-
Customer lists, net		$1,466,606	$-

There was $77,190 and $0 charged to operations for depreciation expense for continuing operations for the nine months ended June 30, 2011 and 2010, respectively.

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of June 30, 2011.

The Company has accrued $0 in accrued interest on this payable.

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

The total aggregated principal amount of the A and B Debentures was $62,208.  Interest accrued for the period was $5,400.

~~QB\14252270.1~~

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 6-

CONVERTIBLE DEBENTURES (CONTINUED)

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

NOTE 7-

COMMITMENTS / LITIGATION

The Company assumed the lease from its former majority-owned subsidiary, Teliphone Inc., (“Teliphone Inc.”) for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company pays approximately $47,000 (CND$) for the year ending September 30, 2011 and 2012 and $49,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $192,000. Rent expense for this lease for the nine months ended June 30, 2011 was $10,607 from continuing operations.

The Company’ assumed the various lease agreements from Teliphone Inc., for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company pays approximately $1,500 (CDN$) per month on their operating leases.   The Company’s operating leases are set to expire during the year ended September 30, 2011. All new leases the Company have entered into have been capital leases, see Note 11.

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7-

COMMITMENTS / LITIGATION (CONTINUED)

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement with 3 individuals residing in the Province of Ontario, Canada for all of the issued and outstanding shares of Orion Communications Inc. (“Orion”).  On April 30, 2009, Orion, under management of 9191, had executed a services agreement with Teliphone Inc. to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada for rescission due to overpayment and damages totaling CDN$1,000,000 claiming misrepresentation of financial statements made by the former owners.

On February 18, 2010, the Former owners of Orion filed their defense and counterclaim against 9191, naming the Company, Teliphone Inc., George Metrakos, a current director of the Company and the Company’s President and CEO at the time, and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, Teliphone Inc. and Director are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

The Former owners of Orion are also pursuing Teliphone Inc. for $150,000 for the early termination of the employment agreement.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim against Teliphone Inc. requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stood as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claimed that as a secured creditor holding a General Security Agreement, it had rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.

On March 30, 2011, the Company acquired the client lists from BMO and therefore resolved the disputes with BMO for a total settlement of $375,000 payable over 24 months as follows:  $25,000 due at commencement and a further $11,458 per month, with a final payment of $75,000 on the 24th month.  (See Note 12 for further discussion)

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2011, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 41,360,745 shares issued and outstanding as of June 30, 2011.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

At June 30, 2011 the Company had no deferred tax assets.

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9-

PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2011, the Company had a net operating loss in the amount of amount of ($316,013), of which $363,478 occurred in the operating jurisdiction of Ontario, Canada and ($679,491) occurred in the operating jurisdiction of Nevada.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

	2011	2010
Canadian Federal statutory rate	3.5%	3.5%
Canadian Provincial income taxes, net of federal benefits	12.0	12.0
Valuation allowance	0.0	0.0
	15.5%	15.5%

NOTE 10-

SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

On May 7, 2009, the Company’s then subsidiary Teliphone Inc. entered into an assignment agreement with 9191-4200 Quebec Inc. (“9191”) in order to have the customer contracts of Orion Communications Inc., (“Orion”) an Ontario, Canada Company assigned to the Company for its management.  No consideration was paid however the Company and 9191 had agreed to share 50% each of the gross benefits received from the customer base.

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

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 10-

SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC. (CONTINUED)

As a result of the lawsuits against the Company’s former subsidiary resulting from the transaction (See NOTE 7), on March 31, 2011, the Company negotiated and entered into an Asset Purchase Agreement with Orion Communications, Inc. (“Orion”) and 9191-4200 Quebec, Inc. (“9191”) to acquire the customers from Orion valued at $1,479,265. As consideration for these customers, the Company issued 3,804,088 shares at a value of $0.25 per share for a total of $951,022, paid $375,000 to BMO in the form of a note payable (see Note 12) and utilized the $153,243 paid in advances from prior years.

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At June 30, 2011, minimum future annual lease obligations are as follows:

Year Ending

September 30, 2011

$  6,401

September 30, 2012

  22,035

September 30, 2013

      944

  29,380

Less: Amounts representing interest

  (3,334)

Total

  26,046

Current portion

 (6,401)

Long-term portion

$19,645

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at June 30, 2011 as $35,640 as a current liability and $305,642 as a long term liability.  To date, the Company has met all of its payment obligations on this note payable.

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 13-

DISCONTINUED OPERATIONS

On April 1, 2011, the Company consolidated the operations of its subsidiary (operating within the jurisdictions of Quebec, Canada and Ontario, Canada) unto itself (operating in the jurisdiction of Nevada).  As a result of the consolidation, the following fixed assets (net of accumulated depreciation) were transferred from Teliphone Inc. to Teliphone Corp.:

Computer Equipment for IPTV:

$395,170

Computer Equipment for VoIP:

  132,431

Furniture and Office Equipment:

        660

Total:

$528,261

The only remaining fixed asset in Teliphone Inc. was:

Computer Equipment for Mobile VoIP:

$15,840

The Company also assigned all client and supplier contracts from Teliphone Inc. to Teliphone Corp and as such, continued to operate the same business.

On May 31, 2011, the Company sold its entire holdings consisting of 89.1% of the issued and outstanding Common Shares of its subsidiary Teliphone Inc.  to YEURB INVESTMENTS COMPANY LIMITED, a Commonwealth of the Bahamas Corporation.  The gains and losses from the disposition of certain income-producing assets and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the consolidated financial statements for all periods presented.  Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.  Summarized financial information for discontinued operations for the nine month period ended June 30, 2011 are as follows:

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 13-

DISCONTINUED OPERATIONS (CONTINUED)

ASSETS
Current Assets:
Cash and cash equivalents
Accounts receivable, net	$643
Inventory
Prepaid expenses and other current assets	98,148

Total Current Assets	98,791

Fixed assets, net of depreciation	16,353

TOTAL ASSETS	$115,144

LIABILITIES
Current Liabilities:
Bank overdraft	$335,819
Deferred revenue	3,238
Current portion of non related party loans	213,219
Current portion of obligations under capital lease	-
Accounts payable and accrued expenses	1,752,499 -

Total Current Liabilities	$2,304,774

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	$739,005
Additional paid-in capital
Accumulated deficit	(2,462,895)
Accumulated other comprehensive income (loss)	(227,576)
Noncontrolling interest	(238,164)

Total Stockholders' Equity (Deficit)	$(2,189,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,144

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 13-

DISCONTINUED OPERATIONS (CONTINUED)

OPERATING REVENUES
Revenues	$2,437,008

COST OF REVENUES
Inventory, beginning of period	12,225
Purchases and cost of VoIP services	1,900,414
Inventory, end of period	-
Total Cost of Revenues	1,912,639

GROSS PROFIT	524,369

OPERATING EXPENSES
Selling and promotion	33,058
Administrative wages	490,392
Professional and consulting fees	150,794
Other general and administrative expenses	294,740
Impairment	-
Depreciation	-
Total Operating Expenses	968,984

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(444,615)

OTHER INCOME (EXPENSE)
Forgiveness of debt	6,627
Government Tax Assessment	329,919
Interest expense	13,387
Total Other Income (Expense)	349,933

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	(794,548)
Minority interest	134,543

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(660,050)
Provision for Income Taxes	288,261

NET (LOSS) APPLICABLE TO COMMON SHARES FROM DISCONTINUED OPERATIONS	($948,266)

NOTE 13-

DISCONTINUED OPERATIONS (CONTINUED)

The impact on our balance sheet due to the disposition of our subsidiary was as follows: We reduced our Assets by a total of $115,114, we reduced our Liabilities by $2,304,774 and we increased our Shareholder equity by $2,189,630.  For the nine months ended June 30, 2011, the transaction had the following impact on our statement of operations: We reduced our Gross Profit by $524,369, and we reduced our Expenses including Operations, Interest and Amortization by a total of $968,984. In total, the Company experienced a gain on disposal of its subsidiary of $948,266. In total, the Company experienced a gain on disposition of $2,462,895.

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

OVERVIEW

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

On February 15, 2008, we entered into a letter of intent to acquire certain assets and liabilities of the business operating as "Dialek Telecom" in a transaction that sought to complement the offering of voice services over our own network with the resale of voice and data services over the networks of major providers. The Company entered into a definitive agreement with 9191-4200 Quebec Inc., owners of Dialek Telecom, on June 30, 2008  and the transaction was deemed to have an effective date as of February 15, 2008.  As a result of this transaction, the Company acquired an additional 2,000 customers for telecommunications services in Canada, along with other assets valued at CDN$86,000, liabilities valued at CDN$227,000 and access to an operating line of credit of CDN$150,000 at an annualized interest rate of 18%.

In June 2008, we commenced trading of our common stock on the OTC Bulletin Board and our common stock is currently quoted on the OTC pink sheets (OTCQB) electronic quotation system under the trading symbol TLPH.

On May 7, 2009, we entered into a customer assignment agreement with the owners of Orion Communications Inc.  (“Orion”).  As a result of this transaction, we acquired an additional 580 business customers for telecommunications services in Canada, along with other assets valued at CDN$376,781 and liabilities valued at CDN$418,762.  We and the owner of Orion, 9191-4200 Quebec Inc., agreed to a gross benefit sharing arrangement of 50%-50% for any potential future benefits derived from the customer base.  After a dispute with the secured creditors of Orion, on March 31, 2011, the Company acquired the client contracts in an acquisition valued at $1,479,265.  The Company paid $951,022 in common stock of the company with the issuance of 3,804,088 shares (in May 2011) (valued at $0.25 per share) and $528,243 in cash.

On April 1, 2011, we consolidated our operations to include those of our majority-owned subsidiary Teliphone Inc.  No written agreement exists for this transaction as it was performed by two entities under common control. our entire holdings of our 87.1% ownership of Teliphone Inc.  to YEURB INVESTMENTS COMPANY LIMITED, a Commonwealth of the Bahamas Corporation.  The impact on our balance sheet due to the disposition of our subsidiary was as follows: We reduced our Assets by a total of $115,114, we reduced our Liabilities by $2,304,774 and we increased our Shareholder equity by $2,189,630.  For the nine months ended June 30, 2011, the transaction had the following impact on our statement of operations: We reduced our Gross Profit by $524,369, and we reduced our Expenses including Operations, Interest and Amortization by a total of $968,984. In total, the Company experienced a gain on disposal of its subsidiary of $948,266. In total, the Company experienced a gain on disposition of $2,462,895.

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

[What approximate percentage of the company’s revenues comprise each of the services described below?]

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

For residential and business phone services, we invoice and collect funds directly from the end-user customer and pay a commission to their re-sellers and distributors upon receipt of the funds. The customer can also purchase the VoIP adaptors and calling services directly via our website www.teliphone.us for US customers, www.teliphone.ca for Canadian customers and www.teliphone.in for India customers.

·

We also sell VoIP calling services to wholesalers who re-sell these services to their customers. In this case we provide the services to the end-user customers, but invoices and collects funds from the wholesaler, who invoices their customers and provides technical support to their customers directly.

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

We do not own or rent any retail space for the purpose of distribution, but instead rely on our retail partners to display and promote our products and services within their existing retail stores.

For a retail sale to occur, our re-sellers purchase hardware from us and hold inventory of our hardware at their store. In some cases, we may sell the hardware to our retailers below cost in order to subsidize the customer's purchase of the hardware from the retailers. Upon the sale of hardware to the customer, the retail partner activates the service on our website while in-store with the customer.

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

The agreements between our wholesalers and our customers are similar to those that we have with our retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of our telecommunications products and services is the agreement that we hold with our wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in terms and conditions of sale serve to forewarn wholesalers that should a stoppage of service occur, we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this does not protect us from potential litigation.  Although we do not anticipate that any claim will be made against us, there can be no assurance that customers will not initiate claims seeking to impose liability against us.  Given that we do not hold product and professional liability insurance coverage, any claim against us, even in the absence of any adverse outcome, could have a material adverse effect on the financial results of the Company.

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

Results of Operations  –Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010.

The following description of an extraordinary event of disposition of Teliphone Inc., the Company’s majority owned subsidiary, is the primary result of the one-time, non-recurring gain from disposition of $1,321,463 for the three month period ending June 30, 2011:

Prior to April 1, 2011, all revenues were generated at the subsidiary level by Teliphone Inc.  Subsequent to April 1, 2011 due to the consolidation of operations between the Company and Teliphone Inc., all revenues were generated at the Company level.  From April 1, 2011 to May 9, 2011, certain suppliers continued to invoice Teliphone Inc. for services delivered to Teliphone Corp during the period.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions available to it under the Canadian Bankruptcy and Insolvency Act and as such, these payables do not appear on the books and records of the Company.  The Company sold all of its equity interest in Teliphone Inc. on May 31, 2011.

For information purposes only, the following outlines the Company’s PRO FORMA Statement of Operations in order to demonstrate the Results of Operations for comparative purposes:

TELIPHONE CORP
Pro Forma Statement of operations
for the nine months period ended June 30, 2011
(US$)
	Consolidated			Consolidated
	Teliphone Corp.		Consolidated	Teliphone Corp.		Consolidated
	9 months	Discontinued	Teliphone Corp.	3 months	Discontinued	Teliphone Corp.
	US funds	Operations	9 months	US funds	Operations	3 months
	Pre-Discontinued	9 months	US funds	Pre-Discontinued	3 months	US funds
	Operations	US funds	Final	Operations	US funds	Final

Sales	3,573,511 $	(2,437,008) $	1,136,503 $	1,453,932 $	(317,429) $	1,136,503 $

Cost of sales
Inventory, beginning of period	12,225 $	(12,225) $	- $	13,560 $	(13,560) $	- $
Purchases	2,210,732 $	(1,900,414) $	310,318 $	681,673 $	(371,355) $	310,318 $
Purchases adjustment - Pollack	- $			- $	- $	- $
(Gain) loss on foreign exchange	(186,969) $	(24,350) $	(211,319) $	(188,506) $	(5,503) $	(194,009) $
	2,035,988 $	(1,936,989) $	98,999 $	506,727 $	(390,418) $	116,309 $
Inventory, end of period	(13,882) $		(13,882) $	(13,882) $	- $	(13,882) $
	2,022,106 $	(1,936,989) $	85,117 $	492,845 $	(390,418) $	102,427 $

Gross profit	1,551,405 $	(500,019) $	1,051,386 $	961,086 $	72,989 $	1,034,076 $

Operating expenses
Salaries and wage levies	490,392 $	(490,392) $	- $	127,629 $	(127,629) $	- $
Selling and promotion	36,253 $	(33,058) $	3,195 $	8,142 $	(4,947) $	3,195 $
Legal settlement liability	- $	- $	- $	- $	- $	- $
Professional and consulting fees	275,285 $	(150,794) $	124,490 $	192,472 $	(39,280) $	153,192 $
Transport	- $	- $	- $	- $	- $	- $
Commissions	- $	- $	- $	- $	- $	- $
Interest on long term debt	27,167 $	(13,387) $	13,780 $	7,713 $	(2,205) $	5,508 $
Interest on Goverment Debt	329,919 $	(329,919) $	- $	329,919 $	(329,919) $	- $
Office and general	118,653 $	(80,557) $	38,096 $	45,751 $	(20,830) $	24,921 $
Interest and bank charges	55,404 $	(52,573) $	2,831 $	25,805 $	(22,974) $	2,831 $
Telephone	56,850 $	(55,688) $	1,163 $	40,204 $	(39,041) $	1,163 $
Forgiveness of debt	6,627 $	(6,627) $	- $	285,494 $	(285,494) $	- $
Bad Debt	343,313 $	- $	343,313 $	343,313 $	- $	343,313 $
Impairment	- $	- $	- $	- $	- $	- $
Goverment Income and sales tax	288,261 $	(288,261) $	- $	288,261 $	(288,261) $	- $
Amortization	205,166 $	(81,572) $	123,594 $	123,594 $	- $	123,594 $
	2,233,290 $	(1,582,828) $	650,461 $	1,818,298 $	(1,160,582) $	657,716 $

Gain on disposal of subsidiary		(2,462,895) $	2,462,895 $		(2,462,895) $	2,462,895 $

Net earnings (loss)	(681,885) $	1,082,809 $	400,925 $	(857,212) $	1,233,571 $	376,359 $

Minority Interest	134,543 $	(134,543) $	- $	92,138 $	(92,138) $	- $

Deficit, beginning of period	(2,240,750) $	1,548,601 $	(2,240,750) $	(2,023,019) $	1,355,435 $	(2,023,019) $

Deficit, end of period	(2,788,092) $	33,972 $	(325,197) $	(2,788,092) $	33,972 $	(325,197) $

According to disclosure requirements of the Financial Accounting Standards Board, the Company has disclosed its discontinued operations in accordance with in accordance with ASC 360-10-45, Property, Plant, and Equipment – Overall – Glossary-Component of an Entity, (formerly FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets) and as such have removed from the reporting of its Statement of Operations for the nine month ended June 30, 2011 operations which occurred within the disposed entity, Teliphone Inc.  However, since the Company had consolidated its operations effective April 1, 2011, the Company will discuss prior period comparatives for disclosure purposes in the Management’s Discussion and Analysis.

Revenues

We continue to generate revenues from the sale of telecommunications services to our customers, along with the hardware required for our customers to utilize these services even with the disposition of Teliphone Inc.  Prior to the disposition of our equity interest in Teliphone Inc., all of the client and supplier agreements were assigned from Teliphone Inc. to the Company and hence there has been no change in the nature of our business or our ability to generate revenues from our existing customers.

For the three month period ended June 30, 2011, we recorded sales of $1,136,503 as compared to $0 at the parent level for the same period in 2010.  When considering revenues formerly disclosed within Teliphone Inc., the Company would have reported sales of $1,129,089, which demonstrates that the Company has increased sales by 0.6% compared to the prior period.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients.

Cost of Sales

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

Our cost of sales were $102,427 for the three month period ended June 30, 2011, as compared to $14,697 in the prior year.   From April 1, 2011 to June 30, 2011, an additional $390,418 was invoiced by suppliers against services delivered by the Company, however these amounts were invoiced to Teliphone Inc. and hence have become part of the proposal to creditors by Teliphone Inc. and not those of the Company. When considering the total cost of sales of $492,845 for the three month period ended June 30, 2011, as compared with $699,886 which represents the total cost of sales for the three month period ended June 30, 2010, the Company experienced a 29.6% decrease in the cost of sales. Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.

Gross Margin

Gross Margin for the period was $1,034,076, as compared to ($14,697) in the prior year, however on a Pro Forma basis, Gross Margin for the period was $643,658 as compared to $429,203 for the prior year, an increase of 50.0%.

Operating Expenses

Our operating expenses were likewise affected by the consolidation of our operations and subsequent disposal of Teliphone Inc.  Employees were terminated in Teliphone Inc and re-hired in Teliphone Corp. so as to ensure continuity in the organization; likewise consultants were also terminated and then re-engaged within the new organization.  As a result, the consolidation of our statements of operations for the period reflect the expenses actually incurred within the Company, and all expenses incurred during the current fiscal year that were incurred by our former subsidiary have been removed.  Aggregate operating expenses during the three month period endedJune 30, 2011 were $652,209.

Our aggregate operating expenses for the three month period ended June 30, 2011, were $652,209 compared to ($5,350) for the prior year ($331,717 when considering all operations within Teliphone Inc. as well for the prior period, an increase of 96.6%).  The following detailed breakdown of operating expenses considers the entire operation including Teliphone Inc. for the prior year comparatives.  Selling and Promotion expenses was $3,195 for the period compared with $2,920 in the prior period.  Other general and administrative expenses were $372,228 compared with $54,525 in the prior period.  Professional and consulting fees were $153,192 during that period as opposed to $54,518 for the same period last year.   The Company increased its depreciation expenses from $3,421 for the three month period to $123,594 as the company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011 and has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011.

Net Income

As a result, we had net income of $1,697,822 for the three month period ended June 30, 2011 as compared to a net income of $96,367 for the same period in the prior year.  The net income is primarily due to the gain from discontinued operations of $1,321,463 over the three month period ending June 30, 2011.

Results of Operations  –Nine Months Ended June 30, 2011 compared with Nine Months Ended June 30, 2010.

The following description of an extraordinary event of disposition of the Teliphone Inc., the Company’s majority owned subsidiary, the primary result of the one-time, non-recurring gain from disposition of $1,514,649 for the nine month period ending June 30, 2011:

Prior to April 1, 2011, all revenues were generated at subsidiary level by Teliphone Inc.  Subsequent to April 1, 2011 due to the consolidation of operations between the Company and Teliphone Inc., all revenues were generated at the Company level.  From April 1, 2011 to May 9, 2011, certain suppliers continued to invoice Teliphone Inc. for services delivered to Teliphone Corp during the period.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions available to it under the Canadian Bankruptcy and Insolvency Act and as such, these payables do not appear on the books and records of the Company.  The Company sold all of its equity interest in Teliphone Inc. on May 31, 2011.

Revenues

We continue to generate revenues from the sale of telecommunications services to our customers, along with the hardware required for our customers to utilize these services even with the disposition of Teliphone Inc.  Prior to the disposition of our equity interest in Teliphone Inc., all of the client and supplier agreements were assigned from Teliphone Inc. to the Company and hence there has been no change in the nature of our business or our ability to generate revenues from our existing customers.

For the nine month period ended June 30, 2011, we recorded sales of $1,136,503 as compared to $79,270 for the same period in 2010.  The prior period revenues consisted of consulting services sold at the time to the Company’s subsidiary Teliphone Inc. as management fees and was considered at the time as inter-company.  Taking into consideration revenues for the nine month period ended June 30, 2011 the Company actually produced $3,256,082 revenues for the nine month period ending June 30, 2011.  When considering revenues formerly disclosed within Teliphone Inc. for the prior period of $3,635,732, the Company has decreased revenues by 10.9%.  The revenues for the current period were derived entirely from the sale of telecommunications services to residential and business clients.

Cost of Sales

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

Our cost of sales were $85,117 for the nine month period ended June 30, 2011, as compared to ($12,550) in the prior year.  When considering all purchases as outlined in our report of operations for the three month period ended June 30, 2011, our overall cost of sales was $1,959,466 as compared to $2,260,219, a decrease of 13.3%.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.

Gross Margin

Gross margin for the period was $1,051,386, as compared to $91,820 in the prior year, however when considering all the costs and revenues by the entire operation, Gross Margin for the period was $1,296,616 as compared to $1,375,513, a decrease of 5.7%.

Operating Expenses

Our operating expenses were likewise affected by the consolidation of our operations and subsequent disposal of our subsidiary, Teliphone Inc.  Employees were terminated in Teliphone Inc and re-hired in Teliphone Corp. so as to ensure continuity in the organization; likewise consultants were also terminated and then re-engaged within the new organization.  As a result, the consolidation of our statements of operations for the period reflect the expenses actually incurred within the company, and all expenses incurred during the current fiscal year that were incurred by our former subsidiary have been removed.  Aggregate operating expenses during the nine month period ending July [June?] 30, 2011 were $636,682.

Our aggregate operating expenses for the nine month period ended June 30, 2011, were $636,682 compared to $234,350 for the prior year ($1,640,802 when considering all operations within Teliphone Inc. as well for the prior period, a decrease of 61.2%).  Selling and Promotion expenses was $3,195 for the period compared with $16,767 in the prior period.  Other general and administrative expenses were $385,403 compared with $151,265 in the prior period.  Professional and consulting fees were $124,490 during that period as compared with $440,741 for the same period last year.   The Company increased its depreciation expenses from $9,689 for the nine month period to $123,594 as the company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011 and has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011.

Net Income (Loss)

As a result, we had net income of $1,915,553 for the nine month period ended June 30, 2011 as compared to a net loss of ($157,223) for the same period in the prior year.  The operating income is primarily due to the gain from discontinued operations of $1,514,629 over the entire nine month period ending June 30, 2011.

Liquidity and Capital Resources

We had cash and cash equivalents of $0 at June 30, 2011 and September 30, 2010.  We were likewise overdrawn on our bank accounts by $48,570.  This amount overdrawn represents checks issued that are still outstanding as of the close of business on June 30, 2011 that have yet to be deposited.

At June 30, 2011, we had a working capital deficit of $303,562, a decrease from a working capital deficit of $729,755 as of September 30, 2010.  The difference in working capital deficit was primarily because of the elimination of certain payables that were in Teliphone Inc. prior to its disposition.

We have been able to sustain operations with no cash and cash equivalents balance as of June 30, 2011 and September 30, 2010 due to our ability to utilize our short-term credit facilities provided by our suppliers.

We do not have a line of credit in place to provide cash needed for growth purposes.  To successfully grow our business, our management believes it must continue to increase our base of customers through the acquisition of telecommunications reseller.  Our current cash on hand is insufficient to be able to make any acquisition of a telecommunications reseller.  Accordingly, we must obtain additional financing in order to increase our customer based through acquisitions.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the acquisition of telecommunications resellers.  If we are unable to obtain additional financing when sought, our ability to grow our business will be impaired and may be forced to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.  No financing agreements exist for the Company to date.

The table below sets forth a summary of the significant sources and uses of cash for the nine month periods ended June 30, 2011 and 2010 and the discussion that follows focuses on this information in more detail.

	2011	2010
Cash provided by (used in) operating activities	$ 499,330	$ (149,710)
Cash used in investing activities	(17,424)	-
Cash used in financing activities	(6,193)	(105,132)
Net cash flows provided by (used in) discontinued operations	(604,660)	262,758
Effect of foreign currencies	128,947	(7,916)
Increase (Decrease) in cash	$ 0	$ 0

Cash provided by operating activities was $499,330 in the nine months ended June 30, 2011 compared to cash used in operating activities of $149,710 in the nine months ended June 30, 2011.  Net income of $400,924 for the nine months ended June 30, 2011, an increase in accounts payable and accrued expenses of $399,631 and the effect of non-cash charges to income, such as depreciation, were the primary reasons for our positive operating cash flow for the nine months ended June 30, 2011.  The Company’s positive operating cash flows for the nine months ended June 30, 2011 was offset by an increase in accounts receivable of $234,964 and an increase in prepaid expenses of $177,143 attributable to advanced payments required to continue supply from a number of the Company’s main suppliers during the nine months ended June 30, 2011.  We increased our prepayments to suppliers since the Company assumed the supply contracts of its former subsidiary, Teliphone Inc. in order to continue to operate its business.  Since Teliphone Inc. had outstanding payables with these same suppliers, additional security was required by these suppliers in order to permit the continuance of service delivery during the assignment of clients from Teliphone Inc.

Cash used in investing activities was $17,424 in the nine month period ended June 30, 2011, compared to $0 in the nine month period ended June 30, 2010.  All cash used in investing activities during the nine month period June 30, 2010 related to the acquisition of capital assets.

Cash used in financing activities was $6,193 in the nine month period ended June 30, 2011, compared to $105,132 in the nine month period ended June 30, 2010.  This change was primarily attributable to the increase in bank overdraft of $48,364 during the nine months ended June 30, 2011 and a decrease in proceeds from a loan payable of $62,269 from a related party.

We used $604,660 of cash in discontinued operations related to the disposition of Teliphone Inc., our former majority-owned subsidiary, during the nine month period ended June 30, 2011 as compared to discontinued operations providing cash flows of $262,758 for the nine months ended June 30, 2010.

Credit Facility.  We do not have a line of credit in place.  We will continue to seek a new credit facility with our bank since we sold our holdings of Teliphone Inc. which previously maintained a line of credit.  No agreements are in place currently with our bank to borrow funds.  Prior to the consolidation of Teliphone Inc.’s operations and subsequent disposition of our majority-interest in Teliphone, Inc., we had a line of credit in place to provide cash needed for growth purposes.  The Company presently does not have any outstanding credit facility or line of credit. The Company is seeking a credit facility or line of credit to provide the Company with funding should the need arise to finance growth or other expenditures. The Company has had only preliminary discussions with various financial institutions and third parties with the goal of obtaining a new credit facility or line of credit; however, it has no formal commitment regarding any of these alternatives at present.  We anticipate that it will be difficult to obtain a new line of credit facility.   Any new credit facility, if obtained, may not be on terms favorable to the Company.  Any overdraft that the company may have is being secured by the personal guarantee of our President.

Commitments/Contingencies:

Capital Expenditures.  At September 30, 2011, the Company has no material commitments for capital expenditures.

Lease commitments.  The Company assumed a property lease from Teliphone Inc., our former majority-owned subsidiary, for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company is obligated under the terms of the lease to pay approximately $45,000 (for the year ending September 30, 2011 and 2012 and $47,000 for the year ending September 30, 2013 and 2014 for an aggregate total of $192,000. Rent expense for this lease for the nine months ended June 30, 2011 was $10,607 from continuing operations.

Note Payable to Bank of Montreal.  On March 30, 2011, the Company entered into a non-interest bearing Note Payable (the “Note”) to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc. (“Orion”).  BMO dropped its lawsuit against the Teliphone Inc., the Company’s former majority-owned subsidiary, due to a negotiated settlement which permitted the transfer of full and unencumbered rights to the servicing contracts of the clients of Orion.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at June 30, 2011 as $35,640 as a current liability and $305,642 as a long term liability.  To date, the Company has met all of its payment obligations on this note payable.

Convertible Debentures.  As of June 30, 2011, we had an aggregate of $62,208 in principal amount of convertible debentures that remain outstanding, which come due in February 2012.  These convertible debentures are accruing interest at a rate of 12% per annum and $[insert] in interest has been accrued as of June 30, 2011. These convertible debentures are convertible into shares our the Company’s common stock at the holder’s option.  If the holders choose not to convert the notes, we will either have to repay the notes, or reach an agreement with the note holders to extend the terms thereof.  If we are forced to repay the notes, this could have a material adverse impact on the Company's business, operations, financial condition and prospects.

Long Term Related Party Debt.  We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years.

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

Going Concern

While the Company has demonstrated that it is now profitable for the nine month period of operation for the year ending September 30, 2011, after producing operating losses in each of its fiscal years since inception in 1999 (except 2009), the lack of cash, working capital deficiency continue to raise substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and posted a net income for the year ended September 30, 2009, however returned to a net loss position for the fiscal year ended September 30, 2010.  The disposition of our majority owned subsidiary Teliphone Inc. on May 31, 2011 permitted us to realize a net income of $1,915,553 or $0.05 per share for the nine month period ending June 30, 2011, however this gain was made during an extraordinary event and is non-recurring.  While the disposition permitted us to reduce our working capital deficiency from ($2,532,203) on March 31, 2011 to ($303,562) on June 30, 2011, we still operate within a deficiency in working capital and have yet to solidify an operating line of credit with our bank.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with GAAP. For a full discussion of our accounting policies as required by GAAP, refer to our Annual Report on Form 10-K for the year ended September 30, 2010. We consider certain accounting policies to be critical to an understanding of our condensed consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. The specific risks related to these critical accounting policies are unchanged at the date of this report and are described in detail in our Annual Report on Form 10-K.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2010, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

The Company plans to invest further in increasing its staffing to permit a full-time Chief Operating Officer in order to better manage its disclosure requirements and to ensure timely delivery of disclosure material as required.  At the date of this filing, this position has not yet been filled.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the nine months ended June 30, 2011.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

BR Communications Inc.

The BR Communications Inc. litigation involved a claim against  Teliphone Inc., the Company’s former majority-owned subsidiary.  The Company sold its majority interest in Teliphone Inc. on May 31, 2011 and hence is not directly or indirectly through any subsidiary entity a party to this lawsuit.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

On March 30, 2011, BMO dropped its lawsuit against the Company’s subsidiary due to a negotiated settlement which permitted the transfer of full and unencumbered rights to the servicing contracts of the clients of Orion.  As a result of the Company entered into a non-interest bearing Note Payable to BMO for a total of $375,000. The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at June 30, 2011 as $35,640 as a current liability and $305,642 as a long term liability.  To date, the Company has met all of its payment obligations on this note payable.

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2011, 3,804,088 shares were issued to 9191-4200 Quebec Inc. (“9191”) as part of the acquisition of the Client Lists of Orion Communications Inc. from 9191.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

10.1

Term Sheet to the Asset Purchase Agreement by and between Teliphone Corp. and 9191-4200 Quebec Inc. dated March 31, 2011

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

99.1

Stock Purcahse Agreement by and between Teliphone Corp. and Yeurb Investments Company Limited dated June 1, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: August 22, 2011

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Chief Executive Officer and President

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Financial Officer

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Accounting Officer

~~QB\14252270.1~~