Form 10-Q/A
period 2011-06-30
Teliphone Corp
filed 2011-10-21
CIK 1101783

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 21, 2011, there were 41,360,745 shares of the issuer's $0.001 par value common stock issued and outstanding.

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 22, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Montreal, Quebec, Canada.

Dated: October 21, 2011

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Chief Executive Officer and President

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Financial Officer

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Accounting Officer