Form 10-Q/A
period 2011-06-30
Teliphone Corp
filed 2011-10-27
CIK 1101783

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 27, 2011, there were 41,360,745 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

Dated: October 27, 2011

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Chief Executive Officer and President

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Financial Officer

TELIPHONE CORP.

/s/  Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Accounting Officer