Form 10-K
period 2011-09-30
Teliphone Corp
filed 2012-01-13
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-28793

TELIPHONE CORP.

(Exact name of registrant as specified in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6299 Airport Road, Suite 307, Mississauga, Ontario, Canada	L4V 1N3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (514) 313-6000

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

(Title of class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of January 13, 2012 the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the average bid and ask price ($0.0230) was:  $863,803

The number of shares of our common stock outstanding as of January 13, 2012 was: 41,360,745

TELIPHONE CORP.

Report on Form 10-K

For the Fiscal Year Ended September 30, 2011

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in the State of Nevada on March 2, 1999 under the name “OSK Capital II Corp.” to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, we achieved our objective with the reverse merger and reorganization with Teliphone Inc., a Canadian company. As a result, we became a telecommunications company providing broadband telephony services to residential and business customers principally in Canada.  Teliphone Inc. became our wholly owned subsidiary and we became a majority owned subsidiary of Teliphone Inc.’s parent company, United American Corporation.

Effective August 1, 2006, we entered into a transaction with 3901823 Canada Inc. (“3901823”) and issued to 3901823 shares of Teliphone Inc. common stock, which was equal to a 25% ownership interest at the time, in exchange for access to 3901823’s operating company Intelco Communications Inc. (“Intelco”) global distribution channels, cost reduction through usage of Intelco’s network and data center.  Subsequently on September 30, 2008, Teliphone Inc. issued additional stock to us representing the conversion into equity of cash advances made between August 1, 2006 to September 30, 2008.  As a result, we increased own ownership interest in the outstanding capital stock of Teliphone Inc. from 75% to 87.1%.

On August 21, 2006, we changed our name from OSK Capital II Corp. to Teliphone Corp. to more accurately represent our business focus in telecommunications.  On October 23, 2006, we were spun off from United American Corporation.

Effective February 15, 2008, we acquired certain assets and liabilities of the business operating as “Dialek Telecom” and complemented the offering of voice services over our own network with the resale of voice and data services over the networks of major providers.  As a result of this transaction, we increased our customers for telecommunications services in Canada.

In June 2008, we commenced trading of our common stock on the OTC Bulletin Board and our common stock is currently quoted on the OTC pink sheets (OTCQB) electronic quotation system under the trading symbol TLPH.

On May 7, 2009, we entered into a customer assignment agreement with the owners of Orion Communications Inc.  As a result of this transaction, we acquired an additional 580 business customers for telecommunications services in Canada.

On April 1, 2011, we merged the operations of the Company and our majority-owned subsidiary, Teliphone Inc., through an assignment of assets and liabilities.  On May 31, 2011, we sold our entire equity interest in Teliphone Inc., along with some early-stage mobile call processing technology and various supplier liabilities to YEURB Investments for $1.

Acquisition of Assets from New York Telecom Exchange, Inc.

~~QB\15592848.2~~

On January 5, 2012, we announced that we had entered into an asset purchase agreement (the "Agreement") with New York Telecom Exchange Inc., a New York corporation ("NYTEX"), pursuant to which we acquired all operations, assets, liabilities and intellectual property of NYTEX in an all stock transaction. The Agreement was dated December 31, 2011, and pursuant to which we assumed all ongoing operations of NYTEX which we will run as a separate division under our wholesale department.

The Agreement contains rescission rights for NYTEX based on either abandonment or insolvency by us. Should we abandon operation of NYTEX within 24 months of the Agreement, NYTEX will have the right to reassume NYTEX operations and all intellectual property in exchange for the return of the 20 million shares we issued as consideration for the transaction. Furthermore, should we become insolvent, declare bankruptcy invoke creditor protection actions, cease to do business or declare any situation which can be reasonably be construed as a serious risk to our viability within 24 months of execution of this Agreement, we will forfeit all rights to the NYTEX intellectual property including all software, trade names, client lists, domain names, goodwill, and any improvements and additions that may have been made after execution of this agreement and all such rights would revert back to NYTEX.

At closing, we delivered to NYTEX a total of 20,000,000 shares of our common stock.

Principal products or services and their markets

We are a telecommunications company engaged in the business of providing broadband telephone services utilizing our innovative Voice over Internet Protocol, (“VoIP”) technology platform as well as re-selling traditional voice and data services of Tier-1 telecommunications providers to our customers.  We offer communications services to our customers with many features at favourable prices, thus providing them what we believe is an experience similar to traditional telephone services at a reduced cost.  Our main geographic focus is within the target market of Canada.

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

Base software languages are the language building blocks used by programmers to translate the desired logic sequences into a message that the computer can understand and execute.  An example of a logic sequence is “if the user dials “011” before the number, the software should then treat this as an international call and invoice the client accordingly”.  The combination and use of these building blocks is known as “software code”, and hence this combination, created by our programmers, along with “off-the-shelf” computer and telecommunications hardware (i.e. equipment that is readily available by computer, networking and telecommunications companies) is collectively referred to as “our technology and trade secrets”.

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

We offer the following products and services to customers utilizing our VoIP technology platform:

·

Residential voice, data and television service. Customers purchase various equipment based on the services they require to be delivered.  The offering of services occurs over a combination of telecommunications platforms.  For example, the data connection provided is rented by us from a Tier-1 provider who has network access in the geographical area of the customer.  We then offer Voice and Television services utilizing our technology over this data connection.  The customer sees one invoice for all communications services delivered to their location, and see one provider for these services.  Residential voice, data and television service accounts for approximately 10% of the revenue we generated during the year ended September 30, 2011.

·

Business voice and data services. Similar to the residential product and service offering, business customers generally purchase larger volume and more robust, commercial grade equipment that when coupled with our multiple services offering, complete the needs of our Business Customers who likewise receive one invoice from us for all of their monthly services consumption.  Business voice and data service accounts for approximately 90% of the revenue we generated during the year ended September 30, 2011.

Distribution methods of the products or services

Internet Sales.

We distribute our products through the sale of hardware on our website, www.teliphone.us. The customer purchases the necessary hardware from our on-line catalogue. Upon receipt of the hardware from us, the customer returns to our website to activate their services.

Wholesale Sales.

We distribute our products and services through wholesalers. A wholesaler is a business partner who purchases our products and services “unbranded” or on a private label basis and re-bills the services to their end-user customers. In the case of a sale to our wholesalers, we do not sell the hardware below cost.

The agreements between our wholesalers and our customers are similar to those that we have with our retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of our telecommunications products and services is the agreement that we hold with our wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in terms and conditions of sale serve to forewarn wholesalers that should a stoppage of service occur, we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this disclaimer does not protect us from potential litigation.

Direct Sales.

We distribute our products and services directly to customers via our own sales force.  We currently employ 2 people in this capacity, providing sales solutions directly to larger business clients throughout Canada.

Retail Sales.

We developed a network of over 40 retail points of sale via retail reseller relationships until 2009.  We abandoned this sales channel by 2010 as it did not provide the sales that we were anticipating relative to the cost of commissions and overhead required to support the sales.  The Company does not have any Retail Points of Sale nor do they sell their products and services in any retail establishments at this time.

Status of any publicly announced new product or service

teliPhone Residential IP-Television services

We are presently launching an internet-based television service for residential clients that includes traditional cable television and network media, as well as a full suite of pay-per-view listings.  The service is currently being offered to selected customers in the Province of Quebec, Canada and we have completed the necessary upgrades to our network in order to accommodate these new services.

We are utilizing our existing distribution channels to provide these services to the residential market.  Beta testing has been complete since July 2011.

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

~~QB\15592848.2~~

While all of these companies provide residential VoIP communications services, each group provides those services over a different type of network, resulting in important differences in the characteristics and features of the VoIP communications services that they offer. Traditional wireline telephone companies offering VoIP services to consumers do so using their existing broadband DSL networks. Similarly, cable companies offering VoIP communications services use their existing cable broadband networks. Because these companies own and control the broadband network over which the VoIP traffic is carried between the customer and public switched telephone network, they have the advantage of controlling a substantial portion of the call path and therefore being better able to control call quality. In addition, many of these providers are able to offer their customers additional bandwidth dedicated solely to the customer’s VoIP service, further enhancing call quality and preserving the customer’s existing bandwidth for other uses. However, these companies typically have high capital expenditures and operating costs in connection with their networks. In addition, depending on the structure of their VoIP networks, the VoIP services provided by some of these companies can only be used from the location at which the broadband line they provide is connected.

Like traditional telephone companies and cable companies offering VoIP services, we also connect our VoIP traffic to the public switched telephone network so that our customers can make and receive calls to and from non-VoIP users. Unlike traditional telephone companies and cable companies, alternative voice communications providers such as our company do not own or operate a private broadband network. Instead, the VoIP services offered by these providers use the customer’s existing broadband connection to carry call traffic from the customer to their VoIP networks. These companies do not control the “last mile” of the broadband connection, and, as a result, they have less control over call quality than traditional telephone or cable companies do. However, these companies have the operating advantage of low capital expenditure requirements and operating costs.

Internet service providers generally offer or have announced intentions to offer VoIP services principally on a PC-to-PC basis. These providers generally carry their VoIP traffic for the most part over the public Internet, with the result that VoIP services are often offered for free, but can only be used with other users of that provider’s services. Many of these providers offer a premium service that allows customers to dial directly into a public switched telephone network. In addition, while no special adapters or gateways are required, often customers must use special handsets, headsets or embedded microphones through their computers, rather than traditional telephone handsets.

Competition

The telecommunications industry is highly competitive, rapidly evolving and subject to constant technological change and to intense marketing by different providers of functionally similar services. Since there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter our markets. Most, if not all, of our competitors are significantly larger and have substantially greater market presence and longer operating history as well as greater financial, technical, operational, marketing, personnel and other resources than we do.

Competition in the Residential Market

The Company’s main competitors in the residential market come from local competitors such as Bell Canada, Rogers and Videotron, who offer similar “quadruple-play” (voice, data, mobile and Television services bundled together).  The Company is able to compete by offering a service offering at a substantially lower price than those of the major competitors.

Computer-to-Computer based calling services such as “Skype” and “Magic Jack” are competitors to the Company as it pertains to offering reduced cost long distances services to the residential market.  The Company provides fully integrated services that coincide with the customer’s existing telephony and television equipment, and therefore does not see these kinds of services affecting the Company’s business on a significant scale.

Competition in the Business Market

The Company competes against other telecommunications resellers as well as from the Tier-1 Carriers themselves in this market segment.  The Telecommunications Tier-1 Carriers have wholesale divisions (the company’s suppliers) and have retail divisions as well.  The Company therefore purchases at a discount from the Carrier’s wholesale division and resells, competing directly with the Carrier’s retail division for the same end-user business client.  The Company experiences significant bulk discount pricing from the wholesale division and hence profits from the spread of the retail market price for services and the price provided by the wholesale divisions.  The Company is able to be competitive through offering lower pricing combined with improved customer service and wider product and service offering due to the Company’s ability to offer their own services compared with those of all of the Carrier’s that it has wholesale supply agreements with.

Dependence on One or a Few Customers

We are not dependent on a few major customers.

Intellectual Property

We do not currently hold any patents, trademarks, licences, franchises, concessions or royalty agreements.

Existing and Probable Governmental Regulation

The Company has reviewed all current laws and regulations in its principal markets and is compliant with its requirements as a telecommunications service provider with both the Canadian Radio-Television Commission (CRTC) and the Federal Communications Commission (FCC).  There are no other existing governmental regulations other than VoIP E-911 matters listed below.

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

~~QB\15592848.2~~

Canadian Radio and Television Commission (CRTC) Ruling on IPTV

On October 5, 2011 the Canadian broadcast regulator the CRTC, decided against regulating online content streaming companies or as they refer to the method as "OTT" or over the top services. This decision was reached after months of consultations as to whether content delivery such as movies and television over the Internet should be treated as traditional broadcasters and hence be subject to the same or similar rules. Such rules would include mandatory Canadian content levels. The ruling means that our IPTV operation will remain unregulated by the body.

In a months long industry consultation the CRTC examined whether the introduction of currently unregulated Internet-delivered content was negatively affecting the broadcast industry. Their conclusion was that there was not any clear evidence that this type of delivery was negatively impacting the broadcast system and that there was also no evidence that Canadians were reducing or cancelling cable/satellite subscriptions in favour of the new exempt services.  The CRTC did acknowledge that there was growing activity among consumers watching content online.

The CRTC stated that it will be watching trends closely and that it planned another fact finding mission in May 2012 and would continue to consult both traditional and Internet based streaming content industries. There is no way at this point in time to predict when or if the CRTC will regulate OTT and if so, what conditions it would put on such services. Management believes that given the history of the CRTC in dealing with new technologies such as our VoIP services, any potential regulation of OTT would only occur if OTT were assessed as being a significant component of the broadcast industry and any resulting regulations would be incremental with timing that would allow OTT companies to adapt to any such regulations.

Research and Development

We incurred $0 in research and development expenditures in the year ended September 30, 2011.  We spent $158,331 in the same period in 2010.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have 15 full time employees. None of our employees are subject to a collective bargaining agreement.  We utilize the services of various consultants who provide, among other things, accounting services, technological development services and sales services to us.

Corporate Offices

The mailing address of our principal executive office is 6299 Airport Road, Suite 307, Mississauga, Ontario, Canada L4V 1N3. Our telephone number is (514) 313-6000 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.ca and our company website is www.teliphone.us. Our operational offices are located in both in Toronto, Ontario and Montreal, Quebec and our data and collocation center is located in Montreal, Quebec.

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

A. Risks Related To Our Financial Condition

A.1. Our accountants have raised substantial doubt with respect to our ability to continue as a going concern

While the Company has demonstrated that it is now profitable, the working capital deficiency, low levels of cash required to support the business and an absence of an operating line of credit to support its cash needs continues to raise substantial doubt about the Company’s ability to continue as a going concern.   This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

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

A.3. We may experience a contingent liability due to the sale and subsequent creditor protection filing of our former subsidiary, Teliphone Inc.

Teliphone Inc., our former majority-owned subsidiary, filed for Creditor Protection on May 10, 2011 and we sold our equity interests in Teliphone Inc. on May 31, 2011.  During this process, we made agreements with all of the same suppliers that were suppliers of Teliphone Inc. as part of the creditor proposal (the “Creditor Proposal”).  While the Creditor Proposal was approved by a majority of Creditors in August, 2011, the period as to which Teliphone Inc. must meet its obligations as part of a payment plan continues until August 2012.  Should Teliphone Inc. default in its payment obligations, the creditors may pursue us, utilizing their current supply agreements as leverage.  In the event this were to occur, this would cause the Company to book a contingent liability during the time that a settlement is being negotiated and may result in some potential liability to the Company.  While management believes that legally there is no obligation to the Company for any of Teliphone Inc.’s prior debts, this may be challenged and together with the advent of legal fees would result in an increase our operating expenses which would negatively impact our profitability and cash resources.

B. Risks Related To Our Business

B.1. Decreasing market prices for our products and services may cause us to lower our prices to remain competitive, which could adversely impact our results of operations.

Currently, we believe our prices are lower than those of many of our competitors for comparable services. However, market prices for local calling and international long distance calling have decreased significantly over the last few years, and we anticipate that prices will continue to decrease. This information is based on the experience of our management working in the telecommunications industry. Users who select our service offerings to take advantage of our prices may switch to another service provider as the difference between prices diminishes or disappears. In this instance, we may be unable to use our price as a distinguishing feature to attract new customers in the future. Such competition or continued price decreases may require us to lower our prices to remain competitive, may result in reduced revenue, a loss of customers, or a decrease in our subscriber line growth and may adversely impact our results of operations. In any of the foregoing were to occur, the value of our common shares would therefore be affected, and our shareholders could even lose their entire investment.

B.2. VoIP technology may fail to gain acceptance among mainstream consumers and hence adversely impact the growth of our business and our results from operations.

If VoIP technology fails to gain acceptance among mainstream consumers, our ability to grow our business will be limited, which could adversely impact our results of operations. The market for VoIP services has only recently begun to develop and is rapidly evolving. We currently generate all of our revenue from the sale of VoIP services and related products to residential, small office or home office customers and wholesale partners.

~~QB\15592848.2~~

For our current residential user base, a significant portion of our revenue currently is derived from consumers who are early adopters of VoIP technology. However, in order for our business to experience sustained growth, VoIP technology must gain acceptance among mainstream consumers, who tend to be less technically knowledgeable and more resistant to new technology or unfamiliar services. Because potential VoIP customers need to connect additional hardware at their location and take other technical steps not required for the use of traditional telephone service, mainstream consumers may be reluctant to use our service. If mainstream consumers choose not to adopt our technology, our ability to grow our business will be limited. As a result, our business, operating results and financial condition will be materially and adversely affected.

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

·

In the event of a power loss or Internet access interruption experienced by a customer, our service is interrupted. Unlike some of our competitors, we have not installed batteries at customer premises to provide emergency power for our customers’ equipment if they lose power, although we do have backup power systems for our network equipment and service platform.

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

If one of our customers experiences a broadband or power outage, or if a network failure were to occur, the customer will not be able to reach an emergency services provider which could increase the expenses and reduce the revenues of our business.  The delays our customers encounter when making emergency services calls and any inability of the answering point to automatically recognize the caller’s location or telephone number can have devastating consequences. Customers may in the future attempt, to hold us responsible for any loss, damage, personal injury or death suffered as a result. Some traditional phone companies also may be unable to provide the precise location or the caller’s telephone number when their customers place emergency calls. However, traditional phone companies are covered by legislation exempting them from liability for failures of emergency calling services and we are not. This liability could be significant. In addition, we suspect we have lost, and may in the future lose, existing and prospective customers because of the limitations inherent in our emergency calling services. Any of these factors could cause us to lose revenues, incur greater expenses or cause our reputation or financial results to suffer.

B4. Our technology and systems may have flaws resulting in a reduction of customer appeal for our products and hence reduce the profitability of our operations.

Flaws in our technology and systems could cause delays or interruptions of service, damage our reputation, cause us to lose customers and limit our growth affecting the profitability and operations of our business.

We have invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. We entirely own the technology has been developed by our employees and consultants. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links, we lease dedicated capacity from our suppliers.

Although we have designed our service network to reduce the possibility of disruptions or other outages, our service may be disrupted by problems with our technology and systems, such as malfunctions in our software or other facilities, and overloading of our network. Our customers have experienced interruptions in the past, and may experience interruptions in the future as a result of these types of problems. Interruptions have in the past, and may in the future, cause us to lose customers and sometimes require us to offer substantial customer credits, which could adversely affect our revenue and profitability. Such an effect would likely result in a diminishment in the value our common shares, and our shareholders could even lose their entire investment.

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

Our success depends on our ability to provide quality and reliable service, which is in part dependent upon the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. Unlike traditional wireline telephone service or wireless service, our service requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company, respectively, not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using our service. We also outsource several of our network functions to third-party providers. For example, we outsource the maintenance of our regional data connection points, which are the facilities at which our network interconnects with the public switched telephone network. If our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. Our customers have experienced such interruptions in the past and will experience interruptions in the future. In addition, our new E-911 service is currently dependent upon several third-party providers. Interruptions in service from these vendors could cause failures in our customers’ access to E-911 services. We believe interruptions in our service caused by third-party facilities have in the past caused, and may in the future, cause us to lose customers, or cause us to offer substantial customer credits, which could adversely affect our revenue and profitability. If interruptions adversely affect the perceived reliability of our service, we may have difficulty attracting new customers and our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been affected by such a service issue, decreasing our profitability as expenses would increase. As a result, the value of our common shares would be adversely impacted, and our shareholders could even lose their entire investment.

B.6. Because much of our potential success and value lies in our use of internally developed systems and software, if we fail to protect them, it could affect the profitability and operations of our business.

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

Policing unauthorized use of this technology is difficult. The steps we take may not prevent misappropriation of the technology we rely on. In addition, effective protection may be unavailable or limited in some jurisdictions outside the United States and Canada. Litigation may be necessary in the future to enforce or protect our rights, or to determine the validity and scope of the rights of others. That litigation could cause us to incur substantial costs and divert resources away from our daily business, which in turn could materially adversely affect our business through decreasing profitability and negative corporate image to our customers, causing a higher rate of customer defection. As a result, the value our common shares would be adversely impacted, and our shareholders could even lose their entire investment.

B.7. Future new technologies could render us less competitive than the industry standard, resulting in lower profitability due to decreased sales.

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

~~QB\15592848.2~~

B.8. We cannot guarantee that our technology and trade secrets will not be stolen, decreasing our competitive advantage, resulting in lower profitability due to decreased sales.

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

B.9.  We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our sole executive officer, Mr. Lawry Trevor-Deutsch.  We do not have an employment agreement with Mr. Trevor-Deutsch.  The loss of the services of Mr. Trevor-Deutsch could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of Mr. Trevor-Deutsch in the future.  We have not obtained key-man life insurance policies on Mr. Trevor-Deutsch.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, marketing and sales personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

B.10  Our officers and directors are located outside of the United States, you may have no effective recourse against our us or our management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

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

B. 11  Our business will be harmed if we are unable to manage growth.

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

B. 12  We have determined that our disclosure controls and procedures are currently not effective. The lack of effective disclosure controls and procedures could materially adversely affect our financial condition and ability to carry out our business plan.

As discussed in Item 9A, “Controls and Procedures”, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. At September 30, 2011, because of our failure to disclose in our reports filed or submitted under the Exchange Act certain required information within the time periods specified in the SEC’s rules and forms, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

B.13 If we fail to adapt to rapid changes in the market for voice and messaging services, then our products and services could become obsolete.

The market for our products is constantly and rapidly evolving as we and our competitors introduce new and enhanced products and services and react to changes in VoIP and messaging technology and customer demands. We may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging VoIP and messaging technologies or differentiate our products and plans based on functionality and performance. In addition, we may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for our products and plans. New products based on new technologies or new industry standards could render our existing products obsolete and unmarketable.

To succeed, we believe that we need to expand into new market segments, develop new sources of revenue from new and existing customers, enhance our current products and plans, and develop new products and plans on a timely basis to keep pace with market needs and satisfy the increasingly sophisticated requirements of customers. VoIP and messaging technology is complex, and new products and plans and product and plan enhancements can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans, including as a result of any limitations with our internal systems or the integration of our new ordering and billing platforms, could cause us to lose revenue opportunities and customers. Any technical flaws in products we release could diminish the innovative impact of the products and have a negative effect on customer adoption and our reputation.

B. 15  If we are unsuccessful at retaining customers or attracting new customers, we may experience a reduction in revenue or may be required to spend more money to grow our customer base.

Our customer retention rate could decrease in the future if customers are not satisfied with the quality and reliability of our network, the value proposition of our products, and the ability of our customer service to meet the needs and expectations of our customers. In addition, increased competition from other providers, increasing wireless substitution, disruptive technologies, general economic conditions, and our ability to activate and register new customers on the network, also influence the growth of our customer base.  If we are unsuccessful in retaining customers, are required to spend significant amounts to acquire new customers beyond those budgeted, or our marketing and advertising efforts are not effective in targeting specific customer segments, our revenue could decrease and operations could be adversely impacted.

B. 16  Third parties may fraudulently use our name to obtain access to customer accounts and other personal information, use our services to commit fraud or steal our services, which could damage our reputation, limit our growth, and cause us to incur additional expenses.

Our customers may be subject to “phishing,” which occurs when a third party sends an email or pop-up message to a customer that claims to be from a business or organization that provides services to the customer. The purpose of the inquiry is typically to encourage the customer to visit a bogus website designed to look like a website operated by the legitimate business or organization. At the bogus website, the operator attempts to trick the customer into divulging customer account or other personal information such as credit card information or to introduce viruses through “trojan horse” programs to the customers’ computers. This could result in identity theft from our customers and the unauthorized use of our services. Third parties may also use our communications services to commit fraud.  If we are unable to detect and prevent “phishing,” use of our services for fraud, and similar activities, our brand reputation and growth may suffer and we may incur additional costs, including costs to increase security, or be required to credit significant amounts to customers.

B. 17  Our business may be harmed if we are unable to maintain data security and meet industry data security standards.

We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings, and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our customers’ confidence in us, which may have a material adverse impact on our business, financial condition, and results of operations.]

~~QB\15592848.2~~

C. Risks Related to Regulation

C.1. Regulation of VoIP services is developing and therefore uncertain, and future legislative, regulatory, or judicial actions could adversely impact our business by exposing us to liability, which could adversely impact the operations of our business.

Our business has developed in an environment largely free from government regulation. However, the United States and other countries have begun to assert regulatory authority over VoIP as it pertains to offering emergency E-911 services, and are continuing to evaluate how VoIP will be regulated in the future. Both the application of existing rules to us and our competitors and the effects of future regulatory developments are uncertain.

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

C.3. Our customers may not have continued and unimpeded access to broadband. The success of our business relies on customers’ continued and unimpeded access to broadband service.

The success of our business relies on customers’ continued and unimpeded access to broadband service. Providers of broadband services may be able to block our services, or charge their customers more for using our services in addition to the broadband, which could adversely affect our revenue and growth.

It is not clear whether suppliers of broadband Internet access have a legal obligation to allow their customers to access and use our service without interference in the United States. As a result of recent decisions by the U.S. Supreme Court and the FCC, providers of broadband services are subject to relatively light regulation by the FCC. Consequently, federal and state regulators might not prohibit broadband providers from limiting their customers’ access to VoIP, or otherwise discriminating against VoIP providers. Interference with our service or higher charges for using our service as an additional service to their broadband could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth, which would adversely affect the value of our common shares.

C.4. The Level of Competition is Increasing at a Fast Rate due to the Relative Low Barriers to Entry and Anticipated Market Growth over the Next 5 Years could adversely impact the operations of our business.

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

Management’s experience in the telecommunications industry has permitted the registrant to identify that while barriers to entry to the marketplace exist including the requirement of further investment to build a successful company around the technology, the data from VoIP Action suggests that competition is increasing significantly. This increase can result in price erosion pricing, which could contribute to the reduction of our profitability and growth. While numerous providers have entered the market, we have not yet seen as yet pricing erosion in our market segments, however, this will be a factor over the next 3-4 years. This prediction is based on the our experience in the industry.

C.5. We Do Not Currently Hold a Professional or Product Liability Insurance Policy Required to Sufficiently Protect Us and We Remain Exposed To Potential Liability Claims.

We do not currently hold a professional or product liability insurance policy. We intend to purchase a professional and product liability insurance policy. Professional and product liability insurance coverage is specifically tailored to the delivery of our phone services to the end user. For example, a customer whose phone service is not functional due to a service outage may sue us for damages related to the customer’s inability to make or receive a phone call (such as inability to call 9-1-1). Professional liability insurance exists to cover us for any costs associated with the legal defense, or any penalties awarded to the plaintiff in such cases where judgment could be rendered against us in case of loss in court. Such penalties could be large monetary funds that a judge could force us to pay in the event where damages have been awarded to the plaintiff.

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

D. Risks Related To Our Common Stock

D.1. Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 30%, of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

~~QB\15592848.2~~

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are currently located 424 St. Francois-Xavier Street, Montreal, Quebec, Canada, H2Y 2S9. We also have a Toronto sales and client services office located at 6299 Airport Road, suite 307, Mississauga, Ontario, Canada L4V 1N3.  The approximately 6,000 square feet of total office space in these two offices is rented at a base rent of approximately $12,000 per month.

ITEM 3. LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement (the “Purchase Agreement”) with  the former shareholders (the “Former Owners”)  of Orion Communications Inc. (“Orion”)  for all of  Orion’s  issued and outstanding shares  (the “Share Sale”) .  On April 30, 2009, Orion, under management of 9191, executed a services agreement with Teliphone Inc. (a former subsidiary of the Company) to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada, district of Toronto, for rescission of the Purchase Agreement due to overpayment and damages claiming misrepresentation of financial statements made by the Former Owners (the “Rescission Claim”).

As part of the Share Sale, 9191 retained one of the Former Owners as a Vice President of Sales.  As a result of the Rescission Claim, the Company’s former subsidiary, Teliphone Inc., terminated this person’s employment.

On February 18, 2010, the Former Owners of Orion filed their defense and counterclaim against 9191, naming the Company, its former subsidiary Teliphone Inc., the Company’s President and CEO at the time and other parties as third party defendants (the “Third Party Defendants”) for a total of CDN$4,000,000.  The Former Owners allege, among other things that the Third Party Defendants are proper parties to the Rescission Claim due to its agreements with 9191 to provide services to the clients of Orion.

The Former Owners are also pursuing our former majority-owned subsidiary, Teliphone Inc., for $150,000 for the early termination of the employment agreement.

We do not feel that, as a service provider, the agreements and disagreements between the 9191 and the Former Owners have anything to do with us and hence feel that the claims brought upon it do not have any merit.  As a result, we have not accrued a liability for the amounts of the claims made by the Former Owners, however will continue to evaluate this as more information becomes readily available. We have accrued legal fees in connection with the claim.

Bank of Montreal, related to Former Owners of Orion Communications Inc.

~~QB\15592848.2~~

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim in Superior Court of Justice in the Province of Ontario, Canada, district of Brampton, against our former subsidiary, Teliphone Inc., requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stands as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claimed that as a secured creditor holding a General Security Agreement, it has rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.

On March 30, 2011, BMO dropped its lawsuit against the Company’s subsidiary due to a negotiated settlement which permitted the transfer of full and unencumbered rights to the servicing contracts of the clients of Orion.  As a result of the Company entered into a non-interest bearing Note Payable to BMO for a total of $375,000. The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at March 31, 2011 as $93,750 as a current liability and $281,250 as a long term liability. As of September 30, 2011, the Company has met all of its payment obligations on this note payable.

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO are currently in discussions to attempt to resolve BMO’s claim.

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

Fiscal Year Ended September 30, 2011
			High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2010	$0.020	$0.014
March 31, 2011	$0.025	$0.013
June 30, 2011	$0.017	$0.015
September 30, 2011	$0.045	$0.015

Fiscal Year Ended September 30, 2010
			High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2009	$0.057	$0.01
March 31, 2010	$0.036	$0.01
June 30, 2010	$0.029	$0.00
September 30, 2010	$0.0241	$0.0055

As of January 13, 2012 there were 41,360,745 of our common stock outstanding and 209 holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Repurchases by the Company

During the fiscal year ended September 30, 2011 we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

~~QB\15592848.2~~

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

Results of Operations

Fiscal Year Ended September 30, 2011 as compared to September 30, 2010

Prior to April 1, 2011, all of the Company’s revenues were generated at subsidiary level by Teliphone Inc.  Subsequent to April 1, 2011 due to the consolidation of operations between the Company and Teliphone Inc., all revenues were generated at the Company level.  From April 1, 2011 to May 9, 2011, certain suppliers continued to invoice Teliphone Inc. for services delivered to the Company during such period.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions available to it under the Canadian Bankruptcy and Insolvency Act and as such, these payables do not appear on the books and records of the Company.  These payables and current liabilities total $2,304,774.  The Company sold all of its equity interest in Teliphone Inc. on May 31, 2011 for $1 and certain computer assets related to the delivery of Internet telephony services over Mobile phones.  In return, the buyer assumed all of the liabilities of Teliphone Inc. and committed to make available $250,000 of cash to Teliphone Inc. in order to assist Teliphone Inc. to meet its obligations under its Proposal to Creditors.

The description that follows discusses the disposition of Teliphone Inc., the Company’s majority owned subsidiary, which is the primary result attributable to the Company recording a non-recurring gain from such disposition of $2,462,895 for the year ended September 30, 2011.

For information purposes only, the following outlines the Company’s Pro Forma Statement of Operations in order to demonstrate the Results of Operations for comparative purposes:

TELIPHONE CORP
Pro Forma Statement of operations
for the Year Ended September 30, 2011
(US$)
	Pre-Discontinued	Discontinued
	Operations	Operations	Final

Sales	4,694,393	(2,437,008)	2,257,385

Cost of sales
Inventory, beginning of period	12,225	(12,225)	-
Purchases	2,939,535	(1,900,414)	1,039,121
(Gain) loss on foreign exchange	(263,025)	(24,350)	(287,375)
	2,688,735	(1,936,989)	751,746
Inventory, end of period	(18,691)		(18,691)
	2,670,044	(1,936,989)	733,055

Gross profit	2,024,349	(500,019)	1,524,330

Operating expenses
Salaries and wage levies	785,137	(490,392)	294,745
Selling and promotion	47,407	(33,058)	14,348
Legal settlement liability	-	-	-
Professional and consulting fees	430,100	(150,794)	279,306
Transport	-	-	-
Commissions	-	-	-
Interest on long term debt	40,941	(13,387)	27,554
Interest on Government Debt	329,919	(329,919)	-
Office and general	178,002	(80,557)	97,445
Interest and bank charges	71,483	(52,573)	18,910
Telephone	59,158	(55,688)	3,470
Forgiveness of debt	6,627	(6,627)	-
Bad Debt	14,490	-	14,490
Impairment	-	-	-
Government Income and sales tax	288,261	(288,261)	-
Amortization	354,364	(81,572)	272,792
	2,605,888	(1,582,828)	1,023,060

Gain on disposal of subsidiary		(2,462,895)	2,462,895

Net earnings (loss)	(581,540)	1,082,809	501,270

Minority Interest	134,543	(134,543)	-

Deficit, beginning of period	(2,240,750)	1,548,601	(2,240,750)

Deficit, end of period	(2,687,746)	33,972	(224,851)

~~QB\15592848.2~~

For informational purposes only, the following outlines, at May 31, 2011, the effects of discontinued operations on the Company’s balance sheet:

ASSETS
Current Assets:
Accounts receivable, net	$643
Prepaid expenses and other current assets	98,148
Total Current Assets	98,791

Fixed assets, net of depreciation	16,353

TOTAL ASSETS	$115,144

LIABILITIES
Current Liabilities:
Bank overdraft	$335,819
Deferred revenue	3,238
Current portion of non related party loans	213,219
Current portion of obligations under capital lease	-
Accounts payable and accrued expenses	1,752,499
Total Current Liabilities	$2,304,774

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	$739,005
Additional paid-in capital
Accumulated deficit	(2,462,895)
Accumulated other comprehensive income (loss)	(227,576)
Noncontrolling interest	(238,164)
Total Stockholders' Equity (Deficit)	$(2,189,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,144

According to disclosure requirements of the Financial Accounting Standards Board, the Company has disclosed its discontinued operations in accordance with in accordance with ASC 360-10-45, Property, Plant, and Equipment – Overall – Glossary-Component of an Entity, (formerly FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets) and as such have removed from the reporting of its Statement of Operations for the year ended September 30, 2011 operations which occurred within the disposed entity, Teliphone Inc.  However, since the Company had consolidated its operations effective April 1, 2011, the Company will include in this Management’s Discussion and Analysis financial information on a pro forma basis in order to provide a better understanding of the Company's operations for the year ended September 30, 2011, as compared to the prior year.

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

For the year ended September 30, 2011, we recorded sales of $2,257,385, which excludes revenues of $2,437,008 generated by Teliphone Inc. prior to the consolidation of its operations into the Company and disposition by the Company's of its equity interest in Teliphone Inc.  For the year ended September 30, 2010, we recorded sales of $112,915, which excludes revenues of $4,550,286 generated by Teliphone Inc.  When considering the revenues generated by Teliphone Inc. which previously were consolidated in the Company’s financial statements, the Company would have reported sales of $4,694,393, which demonstrates that the Company has increased sales by 0.7% compared to the prior year, where it recorded consolidated sales of $4,663,201.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients.

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

Our cost of sales were $733,055 for the year period ended September 30, 2011, which excludes costs of sales of $1,936,989 incurred by Teliphone Inc. prior to the consolidation of its operations into the Company and disposition by the Company's of its equity interest in Teliphone Inc.  Our cost of sales were a credit of ($24,113) (the balance was due to a credit note received from a supplier)  for the year period ended September 30, 2010, which excludes costs of sales of $3,031,186 incurred by Teliphone Inc. When considering the total cost of sales incurred by Teliphone Inc. which previously were consolidated in the Company’s financial statements, the Company experienced an 11.2% decrease in the cost of sales. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  While the growth in sales has been very small, the Company has focused on increasing the efficiencies of its processes in order to deliver its services to its customers, as well as negotiating lower purchase rates form its suppliers.

From April 1, 2011 to September 30, 2011, an additional $390,418 was invoiced by suppliers against services delivered by the Company, however these amounts were invoiced to Teliphone Inc. and hence have become part of the proposal to creditors by Teliphone Inc. and not those of the Company.

Gross Margin

Gross margin for the year ended September 30, 2011 was $1,524,330, or approximately 67% of revenues, as compared to gross margin of $137,028, or approximately 121% of revenues, for the year ended September 30, 2010.  On a pro forma basis which includes the gross margin of Teliphone Inc. which previously was consolidated in the Company’s financial statements, gross margin for the year ended September 30, 2011 was $2,024,349, or approximately 43% of revenues, as compared to gross margin of $1,656,128, or approximately 35% of revenues, for the year ended September 30, 2010. Increased gross margin is primarily attributable to lower costs of sales which is described above.

Operating Expenses

Our operating expenses were affected by the consolidation of our operations and subsequent disposal of Teliphone Inc.  Employees were terminated in Teliphone Inc and re-hired in Teliphone Corp. so as to ensure continuity in the organization; likewise consultants were also terminated and then re-engaged within the new organization.  Employment agreements have not yet been signed with the employees.  As a result, the consolidation of our statements of operations for the period reflect the expenses actually incurred within the Company, and all expenses incurred during the current fiscal year that were incurred by our former subsidiary have been removed.  Aggregate operating expenses during the year ended September 30, 2011 were $995,507, which excludes operating expenses of $1,610,381 incurred by Teliphone Inc. prior to the consolidation of its operations into the Company and disposition by the Company's of its equity interest in Teliphone Inc.

~~QB\15592848.2~~

Aggregate operating expenses during the year ended September 30, 2010 were $315,920, which excludes operating expenses of $2,008,991 incurred by Teliphone Inc.  When considering operating expenses incurred by Teliphone Inc. which previously were consolidated in the Company’s financial statements, the Company would have reported operating expenses of $2,605,888, which demonstrates that the Company has increased sales by 12.1% compared to the prior year, where it recorded consolidated operating expenses of $2,324,911.  The increase in operating expenses was predominantly due to the increased restructuring costs subsequent to the disposition of the subsidiary.

The following detailed breakdown of operating expenses considers the entire operation including Teliphone Inc. for the prior year comparatives.  Selling and promotion expense was $14,348 for the period compared with $22,409 in the prior period.  Other general and administrative expenses were $134,316 compared with $152,279 in the prior period due to cost cutting measures implemented by the company.  Professional and consulting fees were $574,051 during that period as opposed to $643,571 for the same period last year due to decrease legal expenses related to various legal matters as described.   The Company increased its depreciation expenses from $26,841 for the year to $272,792 as the company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011 and has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011.

Net Income

As a result of the above, we had net income from continuing operations for the year ended September 30, 2011 of $501,269 and net income of $2,015,898,after inclusion of a net gain from discontinued operations of $1,514,629.  For the year ended September 30, 2010, we had a net loss from continuing operations of $192,952 and a net loss of $590,041 after inclusion of a net loss from discontinued operations of $397,089.

Liquidity and Capital Resources

We had cash and cash equivalents of $37,481 at September 30, 2011 and $0 for September 30, 2010.  We were overdrawn on our bank accounts by $433,035 on September 30, 2010, but not at September 30, 2011.

At September 30, 2011, we had a working capital deficit of $623,950, a decrease from a working capital deficit of $709,888 as of September 30, 2010, when considering the removal of the current liabilities regarding stock to be issued.  The difference in working capital deficit was primarily because of the elimination of certain payables that were in Teliphone Inc. prior to our disposition of our equity interests in Teliphone Inc.

We have been able to sustain operations with minimal and cash equivalents balance as of September 30, 2011 and September 30, 2010 due to our ability to negotiate increased payment terms on individual invoices.  No credit agreements exist with suppliers other than to keep payables current (30 days).

We do not have a line of credit in place to provide cash needed for growth purposes.  To successfully grow our business, our management believes it must continue to increase our base of customers through the acquisition of telecommunications reseller.  Our current cash on hand is insufficient to be able to make any acquisition of a telecommunications reseller.  Accordingly, we must obtain additional financing in order to increase our customer based through acquisitions.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the acquisition of telecommunications resellers.  If we are unable to obtain additional financing when sought, our ability to grow our business will be impaired and may be forced to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.  No financing agreements exist for the Company to date. These risks are outlined in the Company’s RISK FACTORS within this annual report.

Cash provided by operating activities was $793,907 in the year ended September 30, 2011 compared to cash used in operating activities of $174,163 during the same period last year.  Net income of $501,269, an increase in accounts payable and accrued expenses of $399,631, along with an increase in accounts receivable of $140,149 and an increase in prepaid deposits of $190,464 and the effect of non-cash charges to income, such as depreciation, were the primary reasons for our positive operating cash flow for the year ended September 30, 2011. We increased our prepayments to suppliers since the Company assumed the supply contracts of its former subsidiary, Teliphone Inc. in order to continue to operate its business.  Since Teliphone Inc. had outstanding payables with these same suppliers, additional security was required by these suppliers in order to permit the continuance of service delivery during the assignment of clients from Teliphone Inc. This additional security was provided in the form of Cash Deposits.

Cash used in investing activities was $47,180 in the year ended September 30, 2011, compared to $0 during prior period.  All cash used in investing activities during period related to the acquisition of capital assets.

Cash used in financing activities was $132,375 in the year ended September 30, 2011, compared to a use of $127,386 in the prior year.  This change was primarily attributable to the increase in borrowing from related parties net of repayments of $139,772 compared with repayments of $129,657 the prior period.

We used $604,660 of cash in discontinued operations related to the disposition of Teliphone Inc., our former majority-owned subsidiary, during the year ended September 30, 2011 as compared to these operations providing cash flows of $332,330 for the prior period.

Credit Facility.  We do not have a line of credit in place.  We will continue to seek a new credit facility with our bank since we sold our holdings of Teliphone Inc. which previously maintained a line of credit.  No agreements are in place currently with our bank to borrow funds.  Prior to the consolidation of Teliphone Inc.’s operations and subsequent disposition of our majority-interest in Teliphone, Inc., we had a line of credit in place to provide cash needed for growth purposes.  The Company presently does not have any outstanding credit facility or line of credit. The Company is seeking a credit facility or line of credit to provide the Company with funding should the need arise to finance growth or other expenditures. The Company has had only preliminary discussions with various financial institutions and third parties with the goal of obtaining a new credit facility or line of credit; however, it has no formal commitment regarding any of these alternatives at present.  We anticipate that it will be difficult to obtain a new line of credit facility.   Any new credit facility, if obtained, may not be on terms favorable to the Company.  Any overdraft that the company may have is currently being secured by the personal guarantee of our President.

Commitments/Contingencies:

Capital Expenditures

At September 30, 2011, the Company has no material commitments for capital expenditures.

Lease commitments

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company has the following commitments remaining on this lease:

September 30,

2012:

$50,442

2013:

$51,960

2014:

$43,300

Rent expense associated with this this lease for the year ended September 30, 2011 and 2010 were:

September 30,

2010:

$48,621

2011:

$50,139

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30,

2012:

$83,663

2013:

$13,980

~~QB\15592848.2~~

Rent expense associated with this this lease for the year ended September 30, 2011 and 2010 were:

September 30,

2010:

$67,707

2011:

$82,346

Note Payable to Bank of Montreal

On March 30, 2011, the Company entered into a non-interest bearing note payable (the “Note”) to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note on its balance sheet as at September 30, 2011 as $137,500 as a current liability and $119,881 as a long term liability.  As of September 30, 2011, the Company has met all of its payment obligations on this note payable.

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO are currently in discussions to attempt to resolve BMO's claim.

Convertible Debentures

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12% to mature on February 6, 2012.

The A Debenture can either be paid to the holder on February 6, 2012 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market (as defined in the A Debenture) for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% to mature on February 17, 2012.

The B Debenture can either be paid to the holder on February 17, 2012 or converted at the holders’ option any time up to maturity at a conversion price equal to eighty percent (80%) of the average closing price of the common stock as listed on a Principal Market (as defined in the B Debenture) for the five (5) trading days immediately preceding the conversion date. If the common stock is not traded on a Principal Market, the conversion price shall mean the closing bid price as furnished by the National Association of Securities Dealers, Inc.

The total amount of the A and B Debentures was $57,240.

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of September 30, 2011.

The Company has accrued $6,374 in accrued interest on this payable.

Current Related Party Debt

The Company owes a company related by common ownership a total of $140,923 representing cash advances provided to the Company through September 30, 2011.  The advances are short term in nature, are not interest bearing through September 30, 2011 and are due on demand. Commencing October 1, 2011, the Company agreed to have a 7% annual interest charge applied to all outstanding balances.

The Company received an aggregate of $125,932 from a Director of the Company and a company owned and controlled by the same Director during the year ended September 30, 2011.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of September 30, 2011, the Company has accrued $7,835 in interest on these advances.  These transactions have been disclosed as related party transactions within the Company’s annual report filed on form 10-k.

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

Going Concern

The Company has a working capital deficit of ($1,093,818) as of September 30, 2011, and has an accumulated deficit of ($224,852) as of September 30, 2011. The Company has streamlined their business, and expanded their services throughout Canada generating positive gross margins and is demonstrating a positive net income from continuing operations for the current fiscal year. The Company has disposed of its majority-owned subsidiary, Teliphone Inc., which resulted in a gain on disposal of Teliphone Inc. of $2,462,895.

While the Company has demonstrated that it is now profitable, the working capital deficiency, low levels of cash required to support the business and an absence of an operating line of credit to support its cash needs continues to raise substantial doubt about the Company’s ability to continue as a going concern.

Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011.  The Company had consolidated their operations such that the Company and not its former subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). For a full discussion of our accounting policies as required by GAAP, refer to the accompanying notes to the consolidated financial statements. We consider the accounting policies discussed below to be critical to obtain an understanding of our consolidated financial statements because their application requires significant judgment and reliance on estimations of matters that are inherently uncertain. Specific risks related to these critical accounting policies are described below.

~~QB\15592848.2~~

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

Revenue Recognition

Operating revenues for the Company are generated directly within the Company and not in its former subsidiary, Teliphone Inc. since the Company consolidated its operations and sold the inoperative Teliphone Inc. on May 31, 2011.  Operating revenues consist of telecommunications services (voice, data and long distance), customer equipment (which enables the Company’s telephony services), consulting services and shipping revenue. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“ASC 605-50”), and ASC 605-25, “Revenue Arrangements with Multiple Deliverables” (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

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

~~QB\15592848.2~~

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Directors of

Teliphone Corp.

We have audited the accompanying balance sheets of Teliphone Corp. (the "Company") as of September 30, 2011 and 2010, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2011 and 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

~~QB\15592848.2~~

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teliphone Corp. as of September 30, 2011 and 2010, and the results of its statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for years ended September 30, 2011 and 2010 in conformity with principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained operating losses and significant working capital deficits in the past few years, and has commenced profitable operations during this past year. The lack of profitable operations in the past and the need to continue to raise funds raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

New York, NY

January 13, 2012

TELIPHONE CORP.
BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

ASSETS
	US $
	SEPTEMBER 30,	SEPTEMBER 30,
	2011	2010

Current Assets:
Cash	$37,481	$-
Accounts receivable, net	140,149	-
Inventory	18,690	-
Prepaid expenses and other current assets	47,065	140,637
Assets of discontinued operations - current	-	501,244

Total Current Assets	243,385	641,881

Fixed assets, net of depreciation	1,240,513	-
Customer lists, net	1,389,416	-
Goodwill	585,040	-
Assets of discontinued operations -non-current	-	731,377

TOTAL ASSETS	$3,458,354	$1,373,258

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$776	$-
Current portion of related party convertible debentures	57,240	58,309
Current portion of non related party loans	137,500	-
Current portion of related party loans	266,856	8,000
Current portion of obligations under capital lease	24,418	13,165
Liability for stock to be issued	469,868	19,868
Accounts payable and accrued expenses	380,545	12,173
Liabilities of discontinued operations - current	-	1,260,121

Total Current Liabilities	1,337,203	1,371,636

Long Term Liabilities:
Obligations under capital lease, net of current portion	3,686	10,971
Non related party loans, net of current portion	119,881	-
Related party loans, net of current portion	70,828	70,828
Liabilities of discontinued operations -non-current	-	355,517

TOTAL LIABILITIES	1,531,598	1,808,952

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 41,360,745 and 37,556,657 shares issued and outstanding, respectively	41,360	37,557
Additional paid-in capital	2,125,882	1,870,191
Accumulated deficit	(224,852)	(2,240,750)
Accumulated other comprehensive income (loss)	(15,634)	(128,623)

Total Stockholders' Equity (Deficit)	1,926,756	(461,625)
Noncontrolling interest	-	25,931

Total Stockholders' Equity (Deficit)	1,926,756	(435,694)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,458,354	$1,373,258

~~QB\15592848.2~~

TELIPHONE CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2011	2010

OPERATING REVENUES
Revenues	$2,257,385	$112,915

COST OF REVENUES
Inventory, beginning of period	-	-
Purchases and cost of VoIP services	751,746	(24,113)
Inventory, end of period	(18,691)	-
Total Cost of Revenues	733,055	(24,113)

GROSS PROFIT	1,524,330	137,028

OPERATING EXPENSES
Selling and promotion	14,348	78
Wages, professional and consulting fees	574,051	314,868
Other general and administrative expenses	134,316	974
Depreciation and amortization	272,792	-
Total Operating Expenses	995,507	315,920

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	528,823	(178,892)

OTHER INCOME (EXPENSE)
Interest expense	(27,554)	(14,060)
Total Other Income (Expense)	(27,554)	(14,060)

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST AND
PROVISION FOR INCOME TAXES	501,269	(192,952)
Noncontrolling interest	-	-

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	501,269	(192,952)
Provision for Income Taxes	-	-

Gain (loss) from continuing operations	501,269	(192,952)

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	2,462,895	-
Loss from discontinued operations	(948,266)	(397,089)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	1,514,629	(397,089)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$2,015,898	$(590,041)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
From continuing operations	$0.01	$(0.01)
From discontinued operations	0.04	(0.01)

	$0.05	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	39,119,981	37,437,316

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,015,898	$(590,041)
Other comprehensive income (loss)
Currency translation adjustments	112,989	(9,061)
Comprehensive income (loss)	$2,128,887	$(599,102)

TELIPHONE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	US$
	YEARS ENDED
	SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$501,269	$(192,952)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities - continuing operations:
Depreciation and amortization	272,792	-

Changes in assets and liabilities
(Increase) in accounts receivable	(140,149)	-
(Increase) in inventory	(18,690)	-
(Increase) in prepaid expenses and other current assets	(190,464)	-
Increase in liability for stock to be issued	-	19,868
Increase in deferred revenues	776	-
Increase (decrease) in accounts payable and
and accrued expenses	368,373	(1,079)
Total adjustments	292,638	18,789

Net cash provided by (used in) operating activities	793,907	(174,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(47,180)	-

Net cash (used in) investing activities	(47,180)	-

CASH FLOWS FROM FINANCING ACTIVITES
Payments under capital lease	(7,397)	-
Proceeds from debenture payable	-	2,271
Repayment of loans payable - non-related parties	(117,619)	-
Proceeds from loan payable - related parties, net	257,391	(129,657)

Net cash provided by (used in) financing activities	132,375	(127,386)

DISCONTINUED OPERATION
Operating activities	2,257,717	(335,974)
Investing activities	(427,258)	(171,905)
Financing activities	27,776	840,209
Gain on disposal of subsidiary	(2,462,895)	-
Net cash flows provided by discontinued operations	(604,660)	332,330

Effect of foreign currencies	(236,961)	(30,781)

NET INCREASE (DECREASE) IN CASH	37,481	-

CASH - BEGINNING OF PERIOD	-	-

CASH - END OF PERIOD	$37,481	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	$27,554	$19,825

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for conversion of notes payable	$-	$22,500
Equipment purchased under capital leases	$12,052	$-
Equipment purchased for common stock to be issued	$450,000	$-

Acquisition of Orion customers:
Customer lists	$1,479,265	$-
Other receivables	(153,243)	-
Issuance of note payable - BMO	(375,000)	-

Common stock issued in acquisition	$951,022	$-

TELIPHONE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

US$
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2009	37,376,657	$37,377	$1,847,871	$(1,650,709)	$(119,562)	$114,977

Stock issuance for debt conversion	180,000	180	22,320	-	-	22,500

Net loss for the year	-	-	-	(590,041)	(9,061)	(599,103)

Balance September 30, 2010	37,556,657	37,557	1,870,191	(2,240,750)	(128,623)	(461,626)

Stock issuance for acquisition of clients	3,804,088	3,804	947,218	-	-	951,022

Sale of subsidiary	-	-	(691,527)	-	-	(691,527)

Net income for the year	-	-	-	2,015,898	112,989	2,128,887

Balance September 30, 2011	41,360,745	$41,361	$2,125,882	$(224,852)	$(15,634)	$1,926,756

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

~~QB\15592848.2~~

Teliphone Corp. (the “Company”) was incorporated in the State of Nevada on March 2, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Effective April 28, 2005, the Company achieved its objectives with the reverse merger and reorganization with Teliphone Inc., a Canadian company.

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

Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of ($1,093,818) as of September 30, 2011, and has an accumulated deficit of ($224,852) as of September 30, 2011. The Company has streamlined their business, and expanded their services throughout Canada generating positive gross margins and is demonstrating a positive net income from continuing operations for the current fiscal year. The Company has disposed of its majority-owned subsidiary, Teliphone Inc., which resulted in a gain on disposal of Teliphone Inc. of $2,462,895.

While the Company has demonstrated that it is now profitable, the working capital deficiency, low levels of cash required to support the business and an absence of an operating line of credit to support its cash needs continues to raise substantial doubt about the Company’s ability to continue as a going concern.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011.  The Company had consolidated their operations such that the Company and not its former subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc.

On May 1, 2009, the Company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it began to service the customers of Orion Communications Inc., an Ontario, Canada Company.  The transaction is further detailed in Note 10.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as its ability to leverage its technology into the commercial small business segments.

The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Principles of Consolidation

The financial statements include the accounts of the Company and its majority owned subsidiary for 2010. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein. With the sale of Teliphone Inc. on May 31, 2011, the Company disposed of its only majority-owned subsidiary, and as a result, all noncontrolling interests have been disposed of.

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

~~QB\15592848.2~~

Cash

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

Currency Translation

For accounts in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the month, translates assets and liabilities at year-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•

Services are provided or products are delivered to customers

•

There is clear evidence that an arrangement exists

•

Amounts are fixed or can be determined

•

The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:

•

Monthly fees for local, long distance and wireless voice services, as well as data and television services when we provide the services

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

Multiple-Element Arrangements

The Company enters into arrangements that may include the sale of a number of products and services, notably in sales of voice services over their network.  In all such cases, the Company separately accounts for each product or service according to the methods previously described when the following conditions are met:

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•

~~QB\15592848.2~~

The product or service has value to the customer on a stand-alone basis;

•

There is objective and reliable evidence of the fair value of any undelivered product or service;

•

If the sale includes a general right of return relating to a delivered product or service, the delivery or performance of any undelivered product or service is probable and substantially in the Company’s control;

•

If there is objective and reliable evidence of fair value for all products and services in a sale, the total price to the customer is allocated to each product and service based on its relative fair value. Otherwise, the Company first allocates a portion of the total price to any undelivered products and services based on their fair value and the remainder to the products and services that have been delivered: and

•

If the conditions to account separately for each product or service are not met, the Company recognizes revenue pro rata over the term of the customer agreement.

Resellers

The Company may enter into arrangements with resellers who provide services to its customers. When the Company acts as the principal in these arrangements, they recognize revenue based on the amounts billed to their customers. Otherwise, the Company recognizes as revenues, the net amount that it retains.

Sales Returns

The Company accrues an estimated amount for sales returns, based on their past experience, when revenue is recognized.

Deferred Revenues

The Company records payments they receive in advance, including upfront non-refundable payments, as deferred revenues until they provide the service or deliver the product to customers. Deferred revenues also include amounts billed under multiple-element sales contracts where the conditions to account separately for each product or service sold have not been met.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $54,291 at September 30, 2011.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2011 and 2010 are included in selling and promotion expenses in the statements of operations.

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

~~QB\15592848.2~~

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

The following is a reconciliation of the computation for basic and diluted EPS:

September 30,

     September 30,

      2011

2010

Net income (loss)

$2,015,898

($590,041)

Weighted-average common stock

Outstanding (Basic)

39,119,981

37,437,316

Weighted-average common stock

Equivalents

Stock Options

-

-

Warrants

-

-

Weighted-average common stock

Outstanding (Diluted)

39,119,981

37,437,316

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS when the Company reported a loss because inclusion would have been antidilutive.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Lists

The Company in March 2011 acquired customer lists in a transaction with a company. The customer lists will be amortized over a period of five years commencing April 1, 2011. The customer lists will be amortized utilizing the straight-line method.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

~~QB\15592848.2~~

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheet. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the year ended September 30, 2010. The Company disposed of their only non-wholly owned subsidiary on May 31, 2011.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 3-

FIXED ASSETS

Fixed assets as of September 30, 2011 and 2010 were as follows:

	Estimated Useful
	Lives (Years)	September 30,	September 30,
		2011	2010

Furniture and fixtures	5	$689	$-
Computer and IPTV equipment	3	1,357,963	-

		1,358,652	-
Less: accumulated depreciation		118,139	-
Fixed assets, net		$1,240,513	$-

There was $118,412 and $0 charged to operations for depreciation expense for continuing operations for the years ended September 30, 2011 and 2010, respectively. All fixed assets from September 30, 2010 $186,992, net of depreciation) were included in the disposal of Teliphone Inc.). The Company acquired a portion of this equipment for the forgiveness of intercompany debt at the time of disposition.

NOTE 4-

CUSTOMER LISTS

Customer lists as of September 30, 2011 and 2010 were as follows:

	Estimated Useful
	Lives (Years)	September 30,	September 30,
		2011	2010
Customer lists	5	$1,543,796	$ -

		1,543,796	-
Less: accumulated amortization		154,380	-
Customer lists, net		$1,389,416	$-

There was $154,380 and $0 charged to operations for amortization expense for continuing operations for the year ended September 30, 2011 and 2010, respectively.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

~~QB\15592848.2~~

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of September 30, 2011.

The Company has accrued $6,374 in accrued interest on this payable.

Current Related Party Debt

The Company owes a company related by common ownership a total of $140,923 representing cash advances provided to the Company through September 30, 2011.  The advances are short term in nature, are not interest bearing through September 30, 2011 and are due on demand. Commencing October 1, 2011, the Company agreed to have a 7% annual interest charde applied to all outstanding balances.

The Company received a total of $125,932 collectively from a Director of the Company and a Company owned and controlled by the same Director during the year ended September 30, 2011.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of September 30, 2011, the Company has accrued $7,835 in interest on these advances.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 6-

CONVERTIBLE DEBENTURES (CONTINUED)

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

The total amount of the A and B Debentures was $57,240.

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

NOTE 7-

COMMITMENTS / LITIGATION

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company has the following commitments remaining on this lease:

September 30,

2012:$50,442

2013:

$51,960

2014:

$43,300

Rent expense associated with this this lease for the year ended September 30, 2011 and 2010 were:

September 30,

2010:$47,205

2011:

$50,691

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30,

2012:$83,663

2013:

$13,980

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 7-

COMMITMENTS / LITIGATION (CONTINUED)

Rent expense associated with this this lease for the year ended September 30, 2011 and 2010 were:

~~QB\15592848.2~~

September 30,

2010:$65,735

2011:

$83,253

The Company’ assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

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

On February 18, 2010, the Former owners of Orion filed their defense and counterclaim against 9191, naming the Company, its former subsidiary Teliphone Inc., a current Director of the Company and the Company’s President and CEO at the time, and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, its former subsidiary and Director are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

The Former owners of Orion are also pursuing the Company’s former subsidiary Teliphone Inc. for $150,000 for the early termination of the employment agreement.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion has filed a claim against the Company’s former subsidiary Teliphone Inc. requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stood as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claimed that as a secured creditor holding a General Security Agreement, it had rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.

On March 30, 2011, the Company acquired the client lists from BMO and therefore resolved the disputes with BMO for a total settlement of $375,000 payable over 24 months as follows:  $25,000 due at commencement and a further $11,458 per month, with a final payment of $75,000 on the 24th month (See Note 12 for further discussion).

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2011, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 41,360,745 shares issued and outstanding as of September 30, 2011.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

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

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  In addition, the Company has agreed to issue 1,800,000 shares of stock for its acquisition of $450,000 worth of equipment from Orion Communications, Inc. on September 1, 2011. The 2,289,471 shares of stock has not been issued, however the Company has booked a liability for stock to be issued of $469,868 as of September 30, 2011.

~~QB\15592848.2~~

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

At September 30, 2011 the Company had no deferred tax assets.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 9-

PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2011, the Company had a net operating loss carryforward related to its US operations in the amount of amount of ($679,491).  The remaining operations of the Company are subject to Canadian Federal and Provincial income taxes.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2011 and 2010 is summarized as follows:

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At September 30, 2011, minimum future annual lease obligations are as follows:

Year Ending

September 30, 2012

$28,762

September 30, 2013

  4,130

32,892

Less: Amounts representing interest

  (4,788)

Total

  28,104

 Current portion

 (3,686)

~~QB\15592848.2~~

Long-term portion

$24,418

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at September 30, 2011 as $137,500 as a current liability and $119,881 as a long term liability.  As of September 30, 2011, the Company has met all of its payment obligations on this note payable.  See NOTE 14 – SUBSEQUENT EVENTS.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 13-

DISCONTINUED OPERATIONS

On April 1, 2011, the Company consolidated the operations of its subsidiary (operating within the jurisdictions of Quebec, Canada and Ontario, Canada) unto itself (operating in the jurisdiction of Nevada).  As a result of the consolidation, the following fixed assets (net of accumulated depreciation) were transferred from Teliphone Inc. to Teliphone Corp.:

Computer Equipment for IPTV:

$395,170

Computer Equipment for VoIP:

$132,431

Furniture and Office Equipment:

$       660

Total:

$528,261

The only remaining fixed asset in Teliphone Inc. was:

Computer Equipment for Mobile VoIP:

$15,840

The Company also assigned all client and supplier contracts from Teliphone Inc. to Teliphone Corp and as such, continued to operate the same business.

On May 31, 2011, the Company sold its entire holdings consisting of 89.1% of the issued and outstanding Common Shares of its subsidiary Teliphone Inc.  to YEURB INVESTMENTS COMPANY LIMITED, a Commonwealth of the Bahamas Corporation.  The gains and losses from the disposition of certain income-producing assets and associated liabilities, operating results, and cash flows are reflected as discontinued operations in the financial statements for all periods presented.  Although net earnings are not affected, the Company has reclassified results that were previously included in continuing operations as discontinued operations for qualifying dispositions.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of this disposed property shown as discontinued operations.  All historical statements have been restated in accordance with GAAP.  Summarized financial information for discontinued operations for the year ended September 30, 2011 are as follows:

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 13-

DISCONTINUED OPERATIONS (CONTINUED)

ASSETS
Current Assets:
Accounts receivable, net	$643
Prepaid expenses and other current assets	98,148
Total Current Assets	98,791

Fixed assets, net of depreciation	16,353

TOTAL ASSETS	$115,144

LIABILITIES
Current Liabilities:
Bank overdraft	$335,819
Deferred revenue	3,238
Current portion of non related party loans	213,219
Current portion of obligations under capital lease	-
Accounts payable and accrued expenses	1,752,499
Total Current Liabilities	$2,304,774

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	$739,005
Additional paid-in capital
Accumulated deficit	(2,462,895)
Accumulated other comprehensive income (loss)	(227,576)
Noncontrolling interest	(238,164)
Total Stockholders' Equity (Deficit)	$(2,189,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,144

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 13-

DISCONTINUED OPERATIONS (CONTINUED)

Sales	(2,437,008)

Cost of sales
Inventory, beginning of period	12,225
Purchases	1,900,414
Inventory, end of period	-
1,912,639

Gross profit	(524,369)

Operating expenses
Selling and promotion	33,058
Wages, professional and consulting fees	641,186
Other general and administrative expenses	483,706
Depreciation and Amortization	81,572
1,239,522

Interest	343,297
(Gain) loss on foreign exchange	(24,350)
318,947

(Gain) loss on disposal of subsidiary	(2,462,895)

Net earnings (loss)	1,082,809

Minority Interest	(134,543)

The impact on the balance sheet due to the disposition of the former subsidiary was as follows: a reduction of Assets by a total of $115,114, a reduction of liabilities by $2,304,774 and an increase of stockholders’ equity of $2,189,630.  For the year ended September 30, 2011, the transaction had the following impact on the statement of operations: a reduction of Gross Profit by $500,019, and a reduction of Expenses including Operations, Interest and Amortization by a total of $1,582,828. In total, the Company experienced a gain on disposal of its subsidiary of $948,266, net of the adjustment for minority interest of $134,543.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 14-

SUBSEQUENT EVENTS

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by the Company. These fees were not listed in the original agreement and the Company and BMO are currently in discussions to attempt to resolve BMO's claim.

Subsequently on December 31, 2011, the Company acquired all of the assets and liabilities of the New York Telecom Exchange Inc., a New York Corporation for 20,000,000 shares of the Company’s common stock.  This is considered a related party transaction as the Company’s President and CEO and 10% Beneficial Owner are majority owners of the owner of all the issued and outstanding stock of The New York Telecom Exchange, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of September 30, 2011, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our failure to file on Form 8-K notice of certain events for which disclosure is required which failure stems, we believe, primarily from the fact that we have limited personnel and funds available for continuous legal counsel to oversee our daily operations as it pertains to our filing requirements with the SEC.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the notification.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of September 30, 2011 our internal control over financial reporting is not effective based on those criteria. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2011.

ITEM 9B. OTHER INFORMATION

On May 31, 2011, we sold our entire equity interest in Teliphone Inc., along with some early-stage mobile call processing technology and various supplier liabilities to YEURB Investments for $1.

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

We believe that Mr. Trevor-Deutsch’s extensive business expertise, his experience in managing business development within a technology environment gives him the qualifications and skills to serve as a Director.

Our Director was appointed to hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Board vacancies are filled by a majority vote of the Board.

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

For the fiscal year ending September 30, 2011, the Board:

·	Reviewed and discussed the audited financial statements with management, and

·	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended September 30, 2011 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

~~QB\15592848.2~~

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information concerning the total compensation of our Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to us in all capacities for the years ended September 30, 2011 and 2010:

Summary Compensation Table

Name(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lawry Trevor-Deutsch CEO, CFO & President (1)	2011 2010	20,833 -	-	-	-	-	20,833 -

George Metrakos Former CEO, CFO & President (2) (April 2005 to October 2010)	2011 2010	12,150 109,155	- -	- -	- -	- -	12,150 109,155

(1)	Mr. Trevor Deutsch was appointed to serve as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010.
(2)	Mr. Metrakos resigned as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010.

Consulting Agreement

The Company also utilizes the services of Mr. Benoit Laliberte through a consulting agreement with SeaJordan Inc . SeaJordan Inc. is owned by “Fiducie Familiale MAA” (MAA Family Trust) and the beneficial owner of shares held by this entity is Ann Marie Poudrier, Benoit Laliberte's spouse. While Mr. Laliberte is not an executive officer of the Company, he holds the title of Chief Technology Officer and is mandated at times by the Company’s President to perform duties normally reserved for Executive Officers of the company.  This includes representing and signing on behalf of the Company various Corporate agreements such as Supply contracts and acquisition/disposition of assets.  SeaJordan Inc. was paid $114,000 during the Year Ended September 30, 2011 related to the delivery of these consulting services to the Company.

Compensation Components

Base Salary and Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.  Mr. Trevor-Deutsch was at an annual rate of $20,000.  Mr Metrakos currently acts as a consultant and is compensated at a rate of $100$ per hour.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock option awards to our executive officers during the year ended September 30, 2011.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at September 30, 2011.

Equity Compensation or Other Benefit Plans

We have never established any form of equity compensation plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan or any defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

Our directors did not receive any compensation for their service during the year ended September 30, 2011.  No options were granted or exercised in 2011.  We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 13, 2012 the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares Owned	Options Exercisable Within 60 Days (2)	Percent of Class
Directors and Executive Officers
Lawry Trevor-Deutsch (3)	781,343	-	1.9%

More Than 5% Beneficial Owners
3874958 Canada Inc. (4)	12,560,451	-	30.4%

___________

(1)	Unless otherwise provided, the address of each person is c/o 424 St-François-Xavier Street, Montreal, Quebec, Canada H2Y 2S9.

(2)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of January 13, 2012

(3)	Lawry Trevor-Deutsch is the indirect beneficial owner of 534,184 shares held by Strathmere Associates International Limited.

(4)	3874958 Canada Inc. is owned by “Fiducie Familiale MAA” (MAA Family Trust) and the beneficial owner of shares held by this entity is Ann Marie Poudrier, Benoit Laliberte's spouse.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within 60 days of January 13, 2012 Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on October 1, 2010 or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Subsequently on December 31, 2011, the Company acquired all of the Assets and Liabilities of the New York Telecom Exchange Inc (NYTEX-NY) a New York Company.  As part of the agreement, 20,000,000 shares will be issued to the owners of NYTEX-NY at a transaction valued at $5,000,000.  Mr. Trevor-Deutsch, Our President, CEO and CFO, along with 3874958 Canada Inc. are majority owners of New York Telecom Exchange Inc., a Florida Company (NYTEX-FL).  NYTEX-FL owns all of the issued and outstanding shares of NYTEX-NY and hence this transaction was a related party transaction through common ownership.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by KBL, LLP for professional services for the fiscal year ended September 30, 2011 and for professional services for the fiscal year ended September 30, 2010:

			Fiscal 2011 Fees	Fiscal 2010 Fees
Fee Category
Audit Fees	$27,500	$27,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$27,500	$27,500

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

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defence, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Our practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

The audit report of KBL, LLP on the consolidated financial statements of the Company for the year ended September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on our consolidated financial statements for the fiscal years ended September 30, 2011 and September 30, 2010 contained an uncertainty about our ability to continue as a going concern.

During our fiscal years ended September 30, 2011 and 2010, there were no disagreements with KBL, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KBL, LLP satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended September 30, 2011 and 2010, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIPHONE CORP.

Date: January 13, 2012	By:	/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 2012	By:	/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch
Director

ITEM 15. EXHIBITS

  TELIPHONE CORP.

EXHIBIT INDEX

TO

2011 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description

10.1        Litigation Agreement between Teliphone Corp, the Bank of Montreal and various other parties dated March 23, 2011. 2011 (incorporated by reference to Exhibit 10.1 to current report of Teliphone Corp. on Form 8-K dated April 7, 2011)

10.2        Minutes of Settlement between Teliphone Corp, the Bank of Montreal and various other parties dated March 23, 2011. (incorporated by reference to Exhibit 10.1 to current report of Teliphone Corp. on Form 8-K dated April 7, 2011)

10.3     Sale of All of the Company’s holdings in Teliphone Inc. to YEURB Investment Corporation (Bahamas) May 31, 2011.

10.4      Consulting Agreement with SeaJordan Inc., October 1, 2010 (assigned from Teliphone Inc., former Subsidiary)

10.6

Asset Purchase Agreement by and among Teliphone Corp and the New York Telecom Exchange Inc. dated as of December 31, 2011 (incorporated by reference to Exhibit 10.1 to current report of Teliphone Corp. on Form 8-K dated December 31, 2011)

14.1        Code of Ethics (incorporated by reference from the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on February 27, 2006).

31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULES 13A-14 AND 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

___________

~~QB\15592848.2~~