Form 10-Q
period 2011-12-31
Teliphone Corp
filed 2012-02-21
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of February 20, 2012, there were 61,360,745 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
BALANCE SHEET
DECEMBER 31, 2011 (UNAUDITED) AND SEPTEMBER 30, 2011

ASSETS
	US $
	DECEMBER 31,	SEPTEMBER 30,
	2011	2011
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$34,716	$37,481
Accounts receivable, net	184,820	140,149
Inventory	12,849	18,690
Prepaid expenses and other current assets	67,125	47,065

Total Current Assets	299,510	243,385

Fixed assets, net of depreciation	3,752,194	1,240,513
Customer lists, net	1,812,226	1,389,416
Goodwill	2,585,040	585,040

TOTAL ASSETS	$8,448,970	$3,458,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$876	$776
Current portion of related party convertible debentures	58,998	57,240
Current portion of non related party loans	164,419	137,500
Current portion of related party loans	93,244	266,856
Current portion of obligations under capital lease	20,451	24,418
Liability for stock to be issued	469,868	469,868
Accounts payable and accrued expenses	581,578	380,545

Total Current Liabilities	1,389,434	1,337,203

Long Term Liabilities:
Obligations under capital lease, net of current portion	1,399	3,686
Non related party loans, net of current portion	114,967	119,881
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	1,576,628	1,531,598

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 61,360,745 and 41,360,745 shares issued and outstanding, respectively	61,360	41,360
Additional paid-in capital	7,105,882	2,125,882
Accumulated deficit	(313,355)	(224,852)
Accumulated other comprehensive income (loss)	18,455	(15,634)

Total Stockholders' Equity (Deficit)	6,872,342	1,926,756

Total Stockholders' Equity (Deficit)	6,872,342	1,926,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,448,970	$3,458,354

TELIPHONE CORP. STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)
	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2011	2010

OPERATING REVENUES
Revenues	$1,225,176	$-

COST OF REVENUES
Inventory, beginning of period	18,690	-
Purchases and cost of VoIP services	791,114	-
Inventory, end of period	(12,849)	-
Total Cost of Revenues	796,955	-

GROSS PROFIT	428,221	-

OPERATING EXPENSES
Wages, professional and consulting fees	233,693	16,141
Other generals and administrative expenses	79,940	-
Depreciation and amortization	199,207	-
Total Operating Expenses	512,840	16,141

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(84,619)	16,141

OTHER INCOME (EXPENSE)
Interest expense	(3,884)	(3,902)
Total Other Income (Expense)	(3,884)	(3,902)

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	(88,503)	(20,043)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(88,503)	(20,043)

Net income (loss) from continuing operations	(88,503)	(20,043)

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(88,503)	$(20,043)

Gain (loss) from continuing operations	(88,503)	(20,043)

DISCONTINUED OPERATIONS
Gain from discontinued operations	-	3,364

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	3,364

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(88,503)	$(16,679)

NET INCOME (LOSS) PER BASIC DILUTED SHARES
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	-	0.00

	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	41,578,137	37,556,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(88,503)	$(16,679)
Other comprehensive income (loss)
Currency translation adjustments	34,089	(15,256)
Comprehensive income (loss)	$(54,414)	$(31,935)

TELIPHONE CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

	US$
	THREE MONTHS ENDED
	DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$(88,503)	$(20,043)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	199,207	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(44,435)	-
(Increase) decrease in inventory	5,841	-
(Increase) decrease in prepaid expenses and other current assets	(20,060)	-
Increase (decrease) in deferred revenues	100	-
Increase in accounts payable and
and accrued expenses	201,033	24,853
Total adjustments	341,450	24,853

Net cash provided by (used in) operating activities	252,947	4,810

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(129,454)	-

Net cash (used in) investing activities	(129,454)	-

CASH FLOWS FROM FINANCING ACTIVITES
Payments under capital lease	(6,254)	-
Proceeds from debenture payable		2,017
Proceeds from loans payable - non-related parties, net of repayments	22,005	-
Proceeds from loan payable - related parties, net or repayments	(173,612)	(6,827)

Net cash provided by (used in) financing activities	(157,861)	(4,810)

DISCONTINUED OPERATION
Operating activities	-	350,762
Investing activities	-	(371,744)
Financing activities	-	21,443

Net cash flows provided by discontinued operations	-	461

Effect of foreign currencies	31,603	(461)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(2,765)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	37,481	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,716	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	3,884	$11,498

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for acquisition of NYTEX	$5,000,000
Equipment purchased under capital lease		18,833

The accompanying notes are an integral part of the financial statements

 TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the September 30, 2011 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

The Company acquired the New York Telecom Exchange Inc. (NYTEX), a telecommunications commodity exchange on December 31, 2011 for 20,000,000 common shares at a value of $0.25 per share. Management believes that the acquisition will allow it to provide a fully-integrated series of options which can now include wholesale traffic. While NYTEX has been in operation since January 2009, expansion of NYTEX will require the Company to seek additional financing externally or through supplier agreements.

NYTEX is a telecommunications commodity exchange established in October 2008 and officially launched in June 2009. It focuses on facilitating the exchange of international call termination. International call termination occurs when a caller initiates a call in one country and it terminates in another. NYTEX provides services much like other commodity exchanges whereby it provides a platform for buyers and sellers to come together to purchase and sell international termination. Unlike traditional telecommunications exchanges where buyers and sellers are matched one to one on a circuit to circuit, in the NYTEX concept sellers sell their termination into a market and buyer buy from that market. NYTEX also offers a one to one trading facility for clients who request it. NYTEX manages all aspects of the transactions including technical clearing, financial clearing and quality control of the termination bought and sold on the exchange.   NYTEX developed all technical and conceptual aspects in house which includes a unique anti-False Answer Supervision (FAS) system which reduces the number of false calls by up to 90%. NYTEX has technical data centers in Montreal, London and Brussels which manage all calls.

Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of ($1,089,924) as of December 31, 2011, and has an accumulated deficit of ($313,355) through December 31, 2011. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. While the Company shows a negative net income for the quarter, much of this is due to a significant increase in depreciation due to investment in equipment and an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service.  The Company is in the process of migrating all its voice/data purchases to a new supplier and as a result will reduce its operating costs even further.  While the Company has demonstrated over the last two quarters that it is now operationally profitable, after producing operating losses in each of its fiscal years since inception in 1999 (except 2009, the lack of cash and operating history continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is working on reducing its working capital deficiency and once they issue shares that have been approved for issuance totaling $469,868 will reduce this deficiency by approximately 44%. The Company’s former subsidiary, Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011.  The Company had consolidated their operations such that the Company and not its subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc. and as such no longer has responsibility for this trade deficit.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION  (CONTINUED)

The Company acquired the New York Telecom Exchange Inc. (NYTEX), a telecommunications commodity exchange on December 31, 2011 for 20,000,000 common shares at a value of $0.25 per share. Management believes that the acquisition will allow it to provide a fully-integrated series of options which can now include wholesale traffic. While NYTEX has been in operation since January 2009, expansion of NYTEX will require the Company to seek additional financing externally or through supplier agreements.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Revenue Recognition

Operating revenues for the Company are generated directly within the Company and not in its former subsidiary, Teliphone Inc. since the Company consolidated its operations and sold the inoperative Teliphone Inc. on May 31, 2011.  Operating revenues consist of telecommunications services (voice, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. Generally revenue recognition is the same for Teliphone Corp. and NYTEX except where indicated below. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

•

Services are provided or products are delivered to customers

•

There is clear evidence that an arrangement exists

•

Amounts are fixed or can be determined

•

The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:

For Teliphone Corp:

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

•

Subscriber revenues when customers receive the service

•

Revenues from the sale of equipment when the equipment is delivered and accepted by customers

For NYTEX:

•

Revenue from minutes sold on the exchange at the time of purchase which includes the price of the minutes and a per minute transaction fee which can vary from transaction to transaction.

•

Consulting fees which the Company earns when it sells hourly consulting services

o

Consulting services are typically for network operators which require advice on management of their international call termination

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $30,988 at December 31, 2011.

Accounts receivable for Teliphone Corp. are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. NYTEX generally operates on a 15 net 15 basis. Traffic that is purchased during the first 15 days of the month is due on the last day of the month and traffic purchased from the 16th to the end of the month is due on the 15th of the following month. NYTEX may require pre-payment if credit has not been established or exceeds established credit limits. NYTEX may negotiate other terms with clients as appropriate and may require pre-payment of traffic if no credit can be established or if a client desires to exceed its established credit limit.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2011 and 2010 are included in the statements of operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

December 31,

December 31,

      2011

                  2010

Net income (loss)

  $(88,503)

              ($16,679)

Weighted-average common stock

Outstanding (Basic)

41,578,137

               37,556,657

Weighted-average common stock

Equivalents

Stock Options

          -

              -

Warrants

 -

              -

Weighted-average common stock

Outstanding (Diluted)

41,578,137

             37,556,657

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Up to December 31 2011 had not segregated the business despite the Company incurring sales of hardware components for the VoIP service as well as the service itself. The Company treated these items as one component.

With the acquisition of NYTEX, beginning January 1, 2012, the Company will segregate the business between the activities of Teliphone and NYTEX.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Customer Lists

The Company in March 2011 acquired customer lists in a transaction with a company. The customer lists will be amortized over a period of five years commencing April 1, 2011. The customer lists will be amortized utilizing the straight-line method.

In December 2011 the Company acquired customer lists in a transaction with a company. The customer lists will be amortized over a period of five years commencing January 1, 2012. The customer lists will be amortized utilizing the straight-line method.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2011, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the three months ended December 31, 2010. The Company disposed of their only non-wholly owned subsidiary on May 31, 2011.

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

NOTE 3-

FIXED ASSETS

Fixed assets as of December 31, 2011 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Life (Years)	December 31,	September 30,
		2011	2011

Furniture and fixtures	5	$689	$689
Trading platform	5	2,300,000	-
Computer equipment	3	1,691,661	1,357,963

		3,992,350	1,358,652
Less: accumulated depreciation		240,156	118,139
Fixed assets, net		$3,752,194	$1,240,513

There was $122,017 and $0 charged to operations for depreciation expense for continuing operations for the three months ended December 31, 2011 and 2010, respectively.

NOTE 4-

CUSTOMER LISTS

Customer lists as of December 31, 2011 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	December 31,	September 30,
		2011	2011
Customer lists	5	$ 2,043,796	$ 1,543,796

		2,043,796	1,543,796
Less: accumulated amortization		231,568	154,380
Customer lists, net		$1,812,226	$1,389,416

There was $77,190 and $0 charged to operations for depreciation expense for continuing operations for the three months ended December 31, 2011 and 2010, respectively.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of December 31, 2011.

Current Related Party Debt

The Company received a total of $74,709 collectively from a Director of the Company and a Company owned and controlled by the same Director through December 31, 2011.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of December 31, 2011, the Company has accrued $18,535 in interest on these advances.

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

The total amount of the A and B Debentures was $58,998.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

September 30, 2012:

$37,831

2013:     $51,960

2014:     $43,300

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30, 2012:

$68,239

2013:     $13,980

The Company’ assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions $19,764 which has been matched by Dezmocom. While no formal agreement has been executed, Teliphone Corp and Dezmocom would share the profits from the joint venture equally. An agreement is expected to be executed in February 2012

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 7-

COMMITMENTS / LITIGATION (CONTINUED)

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement with 3 individuals residing in the Province of Ontario, Canada for all of the issued and outstanding shares of Orion Communications Inc. (“Orion”).  On April 30, 2009, Orion, under management of 9191, had executed a services agreement with the Company’s subsidiary, Teliphone Inc. to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada for rescission due to overpayment and damages totalling CDN$1,000,000 claiming misrepresentation of financial statements made by the former owners.

On February 18, 2010, the Former owners of Orion filed their defense and counterclaim against 9191, naming the Company, its former subsidiary Teliphone Inc., George Metrakos, a former Director of the Company and the Company’s President and CEO at the time, and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, its former subsidiary and Director are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

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

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone and no payments have been made since that date. These fees were not listed in the original agreement and the Company and BMO remain in discussions to attempt to resolve BMO’s claim.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2011, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 61,360,745 shares issued and outstanding as of December 31, 2011.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  In addition, the Company has agreed to issue 1,800,000 shares of stock for its acquisition of $450,000 worth of equipment from Orion Communications, Inc. on September 1, 2011. The 2,289,471 shares of stock has not been issued, however the Company has booked a liability for stock to be issued of $469,868 as of December 31, 2011.

The Company issued 20,000,000 shares ($0.25 per share) on December 30, 2011 for the acquisition of the New York Telecom Exchange Inc. The value of $5,000,000 was allocated as follows: $2,300,000 for the trading platform, $200,000 for computer equipment, $500,000 for the customer lists, and the remaining balance of $2,000,000 allocated to goodwill.

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

At December 31, 2011 the Company had no deferred tax assets.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

NOTE 9-

PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2011, the Company had a net operating loss in the amount of amount of ($88,503), all of which occurring within the Province of Ontario, Canada, and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December, 2011 and 2010 is summarized as follows:

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At December 31, 2011, minimum future annual lease obligations are as follows:

Year Ending

December 31, 2012

$23,305

December 31, 2013

1,504

24,809

Less: Amounts representing interest

  (2,959)

Total

  21,850

Current portion

 (20,451)

Long-term portion

$1,399

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at December 31, 2011 as $137,500 as a current liability and $114,967 as a long term liability.  As of October 2011, the Company had met all of its payment obligations on this note payable.  Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO remain in discussions to attempt to resolve BMO’s claim (NOTE 7).

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

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

       $660

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which are incorporated herein by reference, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and

Exchange Commission (the “SEC” or “Commission”).  You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

On April 1, 2011, we consolidated our operations to include those of our majority-owned subsidiary Teliphone Inc.  On May 31, 2011, we sold our entire holdings of our 87.1% ownership of Teliphone Inc. to YEURB INVESTMENTS COMPANY LIMITED, a Commonwealth of the Bahamas Corporation.  The impact on our balance sheet due to the disposition of our subsidiary was as follows: We reduced our Assets by a total of $115,114, we reduced our Liabilities by $2,304,774 and we increased our Shareholder equity by $2,189,630.  For the nine months ended June 30, 2011, the transaction had the following impact on our statement of operations: We reduced our Gross Profit by $524,369, and we reduced our Expenses including Operations, Interest and Amortization by a total of $968,984. In total, the Company experienced a gain on disposal of its subsidiary of $948,266. In total, the Company experienced a gain on disposition of $2,462,895.

On December 31, 2011 we entered into an agreement with the New York Telecom Exchange Inc. (NYTEX) to purchase all the company's assets, liabilities, intellectual property, client list and operations for 20 million common shares of Teliphone Corp. at a value of $0.25 per share for a total transaction of $5,000,000. NYTEX is a telecommunications commodity exchange for the purchase and sale of international voice termination. NYTEX provides technical and financial clearing of transactions as well as value added services such as quality of service, anti-false answer supervision, market information and customer support. In 2011 NYTEX had transacted some 200 million minutes (100 million minutes bought and 100 million minutes sold) for a value of approximately $30 million ($15 million bought and $15 million sold).

Description of Business

Principal products or services and their markets

Teliphone Corp

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

For residential and business phone services, we, invoice and collect funds directly from the end-user customer and pay a commission to their re-sellers and distributors upon receipt of the funds. The customer can also purchase the VoIP adaptors and calling services directly via our website www.teliphone.us for US customers and www.teliphone.ca for Canadian customers.

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

teliPhone Residential IP-Television services

We have recently introduced IPTV (Internet Protocol Television) for our residential clients. IPTV is a method of delivering television, movies and other streaming content to a television set via the Internet. The service works much like traditional cable in that the content is streamed to a decoder box via high speed internet which is then sent to the television via one of several wire options.  IPTV is sold as a standalone service or part of a bundle of services. IPTV is currently unregulated by the Canadian Radio Television Commission (CRTC) the Federal regulatory body which overseas broadcasting in Canada. In November 2011 announced that it had no plans to regulate IPTV or other Internet streaming services but would monitor the industry on a regular basis.

New York Telecom Exchange Inc.

NYTEX is a telecommunications commodity exchange that focuses on facilitating the exchange of international call termination. International call termination occurs when a caller initiates a call in one country and it terminates in another. NYTEX provides services much like other commodity exchanges whereby it provides a platform for buyers and sellers to come together to purchase and sell international termination. Unlike traditional telecommunications exchanges where buyers and sellers are matched one to one on a circuit to circuit, in the NYTEX concept sellers sell their termination into a market and buyer buy from that market. NYTEX also offers a one to one trading facility for clients who request it. NYTEX manages all aspects of the transactions including technical clearing, financial clearing and quality control of the termination bought and sold on the exchange.   NYTEX developed all technical and conceptual aspects in house. NYTEX has technical data centers in Montreal, London and Brussels which manage all calls.  All calls utilize Voice over IP (VoIP) technology via the public Internet.

NYTEX focuses on the trade and exchange of high value markets, typically with termination rates over $0.05 per minute. The majority of these markets are in countries with developing or emerging economies such as in Africa, Central and South America. NYTEX utilizes the services of authorized brokers who facilitate trading and help to develop its client base. Brokers are paid a proportion of the fees they generate or on a fixed salary basis.

Distribution methods of the products or services

Teliphone Corp

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

New York Telecom Exchange (NYTEX)

NYTEX does not have any direct sales channels. In order to obtain new clients it relies on trade show participation, management's contact base, brokers' contact base, publicity in trade magazines and other media and a very limited amount of advertising.

Results of Operations  –  Three Months Ended December 31, 2011 compared with Three Months Ended December 31, 2010.

Teliphone generates revenues from the sale of telecommunications services to our customers, along with the hardware required for our customers to utilize these services. Our cost of sales includes all of the necessary purchases required for us to deliver these services. This includes the use of broadband internet access required for our servers to be in communication with our customers’ VoIP devices at the customer’s location, our rental of voice channels connected to the Public-Switched-Telephone-Network; that is the traditional phone network which currently links all phone numbers worldwide as well as the cost to purchase the telecommunications services from Major Carriers that we re-sell to our customers.

The New York Telecom Exchange generates revenues from buyers of international traffic termination cleared through its platform which includes transaction fees. Our cost of sales include all necessary purchases required for us to deliver this service. This includes the use of broadband internet access required to receive and send call traffic, Voice over IP devices at our data centers required to receive and send traffic and the cost of international call termination provided by sellers on the platform.

For the three month period ended December 31, 2011, we recorded sales of $1,225,176 as compared to $1,039,858 for the same period in 2010 (prior to reclassification to discontinued operations).  All revenues for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales were reported in that entity only.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients. There were no revenues from NYTEX as the acquisition became effective only after the end of the first quarter.

Our cost of sales was $796,955 for the three month period ended December 31, 2011, as compared to $849,594 in the prior year (prior to reclassification to discontinued operations).  All purchases for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales are being reported in that entity only.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $428,221, as compared to $292,816 in the prior year.

.

Our operating expenses were likewise affected by the consolidation of our operations and subsequent disposal of our subsidiary, Teliphone Inc.  Employees were terminated in Teliphone Inc and re-hired in Teliphone Corp. so as to ensure continuity in the organization; likewise consultants were also terminated and then re-engaged within the new organization.  As a result, the consolidation of our statements of operations for the period reflect the expenses actually incurred within the Company, and all expenses incurred during the current fiscal year that were incurred by our former subsidiary are included as reference figures.

Our aggregate operating expenses for the three month period ended December 31, 2011, were $512,840 compared to $311,905 for the prior year (prior to reclassification to discontinued operations).   Other general and administrative expenses were $79,940 compared with $47,071 in the prior year.  Professional and consulting fees were $233,693 during that period as opposed to $78,170 for the same period last year, the increase due primarily to consultants hired to upgrade the Teliphone platform and further develop the IPTV systems. The Company increased its depreciation expenses from $22,708 for the three month period to $199,207 as the Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period.

As a result, we had net income of $(88,503) for the three month period ended December 31, 2011 as compared to a net income of $(16,679) (prior to reclassification to discontinued operations) for the same period in the prior year.   The decrease in operating income is primarily due to an increase in depreciation due to equipment upgrading and purchase of professional services for product development.

Liquidity and Capital Resources

For the three month period ended December 31, 2011:

On our balance sheet as of December 31, 2011, we had assets consisting of accounts receivable in the amount of $184,820, inventory of $12,849, prepaid expenses of $67,125 and cash of $34,716. We also show fixed assets, net of depreciation of $3,752,194.  We likewise show Net Customer List asset value of $1,812,226 representing the acquisition of the client contracts from Orion Communications Inc. and the

New York Telecom Exchange Inc. and $2,585,040 representing the goodwill from our acquisition of the clients of Dialek Telecom in 2008, the client contracts of Orion in 2011 and the New York Telecom Exchange Inc.  Our balance sheet reflects an accumulated deficit of $313,355 and total stockholder’s equity of $6,872,342.

We had net cash provided of $252,947 from operating activities during the three month period ended December 31, 2011. This change was attributable in large part due to the increase in accounts payable of $201,033.

We used $129,454 of cash in investing activities for the acquisition of capital assets for the three month period ended December 31, 2011, as compared to $371,744$ use of cash in the prior period 2010.

For the three month period ended December 31, 2011, we had net cash used in financing activities of $157,861 due in large part to the net repayment of $173,612 in loans payable to related parties.

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

We anticipate raising funds in order to increase our base of customers through the acquisition of telecommunications resellers.  No financing agreements to date exist for the Company, but Management believes that growth the acquisition of clients will continue to support the growth of the Company in lieu of intense marketing expenditures.  Likewise, we continues to pursue and carry out our business plan, which includes marketing programs aimed at the promotion of our services, hiring additional staff to distribute and find additional distribution channels, enhance the current services we are providing and maintain our compliance with Sarbanes - Oxley Section 404.

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, we do not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years. In addition, we have current obligations of $93,244 which includes accrued interest to related parties.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and posted a net income for the year ended September 30, 2009, however returned to a net loss position for the fiscal year ended September 30, 2010.  The disposition of our majority owned subsidiary Teliphone Inc. on May 31, 2011 permitted us to realize a net income of $1,915,553 or $0.05 per share for the nine month period ending June 30, 2011, however this gain was made during an extraordinary event and is non-recurring.  While the disposition permitted us to reduce our working capital deficiency from ($2,532,203) on March 31, 2011 to ($656,711) on December, 2011, we still operate within a deficiency in working capital and have yet to solidify an operating line of credit with our bank.

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

Going Concern

Due to the lack of significant cash flow and the large working capital deficiency, these factors continue to raise substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

Critical Accounting Policies

Our significant accounting policies are summarized in note 2 to our financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Teliphone

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

Multiple-Element Arrangements

We enter into arrangements that may include the sale of a number of products and services, notably in sales of voice services over our own network.  In all such cases, we separately account for each product or service according to the methods previously described when the following three conditions are met:

·	The product or service has value to our customer on a stand-alone basis
·	There is objective and reliable evidence of the fair value of any undelivered product or service
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

New York Telecom Exchange Inc (NYTEX)

•

Revenue from minutes sold on the exchange at the time of purchase which includes the price of the minutes and a per minute transaction fee which can vary from transaction to transaction.

•

Consulting fees which the Company earns when it sells hourly consulting services

o

Consulting services are typically for network operators which require advice on management of their international call termination

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Up to December 31 2011 had not segregated the business despite the Company incurring sales of hardware components for the VoIP service as well as the service itself. The Company treated these items as one component.

With the acquisition of NYTEX, beginning January 1, 2012, the Company will segregate the business between the activities of Teliphone and NYTEX.

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets.

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of December 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2011, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the three months ended December 31, 2011.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

During the three months ended December 31, 2011, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2011.

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

Dated: February 20, 2012

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Chief Executive Officer and President

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Financial Officer

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Accounting Officer