Form 10-Q/A
period 2012-03-31
Teliphone Corp
filed 2012-05-31
CIK 1101783

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

 (IRS Employer ID #)

Or Organization)

424 St-François-Xavier Street, Montreal, Quebec, Canada H2Y 2S9

(Address of principal executive offices) (Zip Code)

514-313-6000

Registrant’s telephone number, including area code

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

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 31, 2012, there were 63,160,745 shares of the issuer's $.001 par value common stock issued and outstanding.

Explanatory Note

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 31, 2012, is to append the correct .html version of our quarterly filing on Form 10-Q.  The .xbrl version filed on the same day remains unchanged.  An error was made by the Company’s Edgar Filing Service and they filed the .html file of another client.

TELIPHONE CORP.
BALANCE SHEET
MARCH 31, 2012 (UNAUDITED) AND SEPTEMBER 30, 2011

ASSETS
	US $
	MARCH 31,	SEPTEMBER 30,
	2012	2011
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$12,527	$37,481
Accounts receivable, net	2,539,334	140,149
Inventory	13,097	18,690
Prepaid expenses and other current assets	121,622	47,065

Total Current Assets	2,686,580	243,385

Fixed assets, net of depreciation	3,558,626	1,240,513
Customer lists, net	1,710,037	1,389,416
Goodwill	2,585,040	585,040

TOTAL ASSETS	$10,540,283	$3,458,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$893	$776
Current portion of related party convertible debentures	60,150	57,240
Current portion of non related party loans	137,500	137,500
Current portion of related party loans	94,683	266,856
Current portion of obligations under capital lease	14,722	24,418
Liability for stock to be issued	19,868	469,868
Accounts payable and accrued expenses	2,525,979	380,545

Total Current Liabilities	2,853,795	1,337,203

Long Term Liabilities:
Obligations under capital lease, net of current portion	299	3,686
Non related party loans, net of current portion	118,957	119,881
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	3,043,879	1,531,598

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 61,360,745 and 41,360,745 shares issued and outstanding, respectively	63,161	41,360
Additional paid-in capital	7,554,082	2,125,882
Accumulated deficit	(138.006)	(224,852)
Accumulated other comprehensive income (loss)	17,167	(15,634)

Total Stockholders' Equity (Deficit)	7,496,404	1,926,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,540,283	$3,458,354

	TELIPHONE CORP. STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
	US$		US$
	SIX MONTHS ENDED		THREE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2012	2011	2012	2011

OPERATING REVENUES
Revenues	$7,366,093	$-	$6,140,917

COST OF REVENUES
Inventory, beginning of period	18,690	-	12,849
Purchases and cost of VoIP services	5,785,061	-	4,993,947
Inventory, end of period	(13,097)	-	(13,097)
Total Cost of Revenues	5,790,654	-	4,993,699

GROSS PROFIT	1,575,439	-	1,147,218

OPERATING EXPENSES
Wages, professional and consulting fees	622,641	(46,011)	388,948	(62,152)
Other generals and administrative expenses	213,129	13,175	133,189	13,175
Depreciation and amortization	643,728	-	444,521
Total Operating Expenses	1,479,498	32,836	966,658	(48,077)

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	95,941	(32,837)	180,560	48,977

OTHER INCOME (EXPENSE)
Interest expense	(9,095)	(8,272)	(5,211)	(4,370)
Total Other Income (Expense)	(9,095)	(8,272)	(5,211)	(4,370)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	86,846	24,565	175,349	44,607
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	86,846	24,565	175,349	44,607

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$86,846	$24,565	$175,349	44,607

Gain (loss) from continuing operations	86,846	24,565	175,349	44,607

DISCONTINUED OPERATIONS
Gain from discontinued operations	-	193,167	-	189,803

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	193,167	-	189,803

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$86,846	$217,731	$175,349	234,410

NET INCOME (LOSS) PER BASIC DILUTED SHARES
From continuing operations	$-	$0.00	$-	$0.00
From discontinued operations	-	0.01	-	0.01

	$-	$0.01	$-	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,613,204	37,556,657	61,538,767	37,556,657

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$86,846	$217,731	$175,349	$234,410
Other comprehensive income (loss)
Currency translation adjustments	32,801	(28,634)	(1,288)	(13,378)
Comprehensive income (loss)	$119,647	$189,097	$174,061	$221,032

TELIPHONE CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	US$
	SIX MONTHS ENDED
	MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$86,846	$24,564

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	643,728	-

Changes in assets and liabilities
(Increase) decrease in accounts receivable	(2,399,186)	-
(Increase) decrease in inventory	5,593	-
(Increase) decrease in prepaid expenses and other current assets	(74,557)	-
Increase (decrease) in deferred revenues	116	-
Increase in accounts payable and
and accrued expenses	2,145,434	55,210
Total adjustments	321,128	55,210

Net cash provided by (used in) operating activities	407,974	79,774

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(282,461)	-

Net cash (used in) investing activities	(282,461)	-

CASH FLOWS FROM FINANCING ACTIVITES
Payments under capital lease	(13,083)	-
Proceeds from debenture payable	2,910	3,572
Proceeds from loans payable - non-related parties, net of repayments	(924)	-
Proceeds from loan payable - related parties, net or repayments	(172,173)	(9,466)

Net cash provided by (used in) financing activities	(183,270)	(5,894)

DISCONTINUED OPERATION
Operating activities	-	532,128
Investing activities	-	(414,424)
Financing activities	-	(186,658)

Net cash flows provided by discontinued operations	-	(68,954)

Effect of foreign currencies	32,803	(4,926)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(24,954)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	37,481	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,527	$-

CASH PAID DURING THE PERIOD FOR:
Interest expense	9,095	$19,453

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for acquisition of NYTEX	$5,000,000	$-
Common stock issued for liability to issue common stock	$450,000	$-

Customer lists acquired	$-	$1,479,265
Common stock issued for BMO deal		(951,022)
Loan Payable BMO		(375,000)
Advances made in prior periods		(153,243)
	$-	$-

The accompanying notes are an integral part of the financial statements

 TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Going Concern

As shown in the accompanying financial statements, the Company has a working capital deficit of ($167,215) as of March 31 2012 and has an accumulated deficit of ($138,006) through March 31, 2012, a decrease from ($224,852) on September 30, 2011. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. With the acquisition of NYTEX the Company will add wholesale international long distance termination to it service offerings. While the Company generated a positive net income for the quarter, much of this was due to net income from NYTEX. The positive gross margin generated by Teliphone was largely offset by a significant increase in depreciation due to investment in equipment and an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service.  The Company has now completed the migration all its voice/data purchases to a new supplier and as a result will reduce its operating costs even further.  While the Company has demonstrated over the last three quarters that it is now operationally profitable, after producing operating losses in each of its fiscal years since inception in 1999 (except 2009, the lack of cash and operating history continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is working on further reducing its working capital deficiency. The Company’s former subsidiary, Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011.  The Company had consolidated their operations such that the Company and not its subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc. and as such no longer has responsibility for this trade deficit.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary for 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein. With the sale of Teliphone Inc. on May 31, 2011, the Company disposed of its only majority-owned subsidiary, and as a result, all noncontrolling interests have been disposed of.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Revenue Recognition

Operating revenues for the Company are generated directly within the Company and not in its former subsidiary, Teliphone Inc. since the Company consolidated its operations and sold the inoperative Teliphone Inc. on May 31, 2011.  Operating revenues consist of telecommunications services (voice, video, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. Generally revenue recognition is the same for Teliphone Corp. and NYTEX except where indicated below. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $230,955 at March 31, 2012. The majority of this amount is from interest charged by NYTEX to clients under a credit policy prior to acquisition. Management is currently reviewing the credit policy and related interest charges for NYTEX operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2012 and 2011 are included in the statements of operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

March 31,

      2012

                  2011

Net income (loss)

  $86,846

              $217,731

Weighted-average common stock

Outstanding (Basic)

51,613,204

               37,556,657

Weighted-average common stock

Equivalents

Stock Options               -                    -

Warrants

   ___-__

              _______-

Weighted-average common stock

Outstanding (Diluted)

51,613,204

             37,556,657

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Up to December 31 2011, the Company had not segregated the business despite the Company incurring sales of hardware components for the VoIP service as well as the service itself. The Company treated these items as one component.

With the acquisition of NYTEX, beginning January 1, 2012, the Company began segregating the business between the activities of Teliphone and NYTEX.

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying consolidated statements of operations.

The Company has two primary operating areas; under the trade name ``Teliphone`` which provides voice, video and data services to residential and commercial clients across Canada, and under the trade name ``NYTEX`` (New York Telecom Exchange Inc.) which facilitates the exchange of international voice termination to wholesale clients internationally. The Company has determined that as of the balance sheet date, it is appropriate to present segmentation information by each of these primary operations. Specific geographical segmentation is not relevant for either operation.

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	SIX MONTHS ENDED MARCH 31, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$2,323,967	$5,042,126	$7,366,093
Total Cost of Revenues	1,582,099	4,208,555	5,790,654
Gross Profit	741,868	833,571	1,575,439

Total Operating Expenses Net of Depreciation and Amortization	630,658	214,207	844,865
Depreciation and Amortization	643,728	-	643,728

Net Income (Loss) Applicable to Common Shares	($532,518)	$619,364	$86,846

Segmented Fixed Assets
NYTEX Trading Platform	$-	$2,108,333	$2,108,333
Client Lists	1,235,037	475,000	1,710,037
Goodwill	585,040	2,000,000	2,585,040
Furniture and Fixtures	1,450,293	-	1,450,293

Total Assets	$3,270,370	$4,583,333	$7,853,703

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2012, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3-

FIXED ASSETS

Fixed assets as of March 31, 2012 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Life (Years)	March 31,	September 30,
		2012	2011

Furniture and fixtures	5	$551	$689
Trading platform	5	2,300,000	-
Computer equipment	3	1,840,424	1,357,963

		4,140,975	1,358,652
Less: accumulated depreciation		582,349	118,139
Fixed assets, net		$3,558,626	$1,240,513

There was $464,349 and $81,572 charged to operations for depreciation expense for continuing operations for the six months ended March 31, 2012 and 2011, respectively.

NOTE 4-

CUSTOMER LISTS

Customer lists as of March 31, 2012 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	March 31,	September 30,
		2012	2011
Customer lists	5	$ 2,043,796	$ 1,543,796

		2,043,796	1,543,796
Less: accumulated amortization		333,759	154,380
Customer lists, net		$1,710,037	$1,389,416

There was $179,380 and $0 charged to operations for depreciation expense for continuing operations for the six months ended March 31, 2012 and 2011, respectively.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of March 31, 2012.

Current Related Party Debt

The Company received a total of $73,827 collectively from a Director of the Company and a Company owned and controlled by the same Director through March 31, 2012.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of March 31 2012, the Company has accrued $20,856 in interest on these advances.

NOTE 6-

CONVERTIBLE DEBENTURES

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had a maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12% to mature on February 6, 2012. The Company has discussed a long term extension of this debenture with the debenture holder. While no final agreement has been reached, the Company believes that the debenture holder will allow the Company to maintain interest only payments for at least one year.

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

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had a maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% to mature on February 17, 2012 and has been renewed again for an additional 12 months.

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

The total amount of the A and B Debentures was $60,150.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

$22,178

2013:     $51,960

2014:     $43,300

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30, 2012:

$27,478

2013:     $13,980

The Company’ assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. An agreement was executed on April 15, 2012 and under the agreement the Company and Dezmocom will share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions $18,734 which has been matched by Dezmocom. This amount is reflected in other current assets at March 31, 2012.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

On February 18, 2010, the Former owners of Orion filed their defense and counterclaim against 9191, naming the Company, its former subsidiary Teliphone Inc., George Metrakos, a current Director of the Company and the Company’s President and CEO at the time, and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, its former subsidiary and Director are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

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

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone and no payments have been made since that date. These fees were not listed in the original agreement and the Company and BMO.

The Company, BMO, 9191, Metrakos and the former owners have since reached an agreement on this issue and an amended all party agreement which resolves disputes between the parties will upon final execution see resumption of payments by the Company to BMO.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2012, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 63,160,745 shares issued and outstanding as of March 31, 2012.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  In addition, the Company has agreed to issue 1,800,000 shares of stock for its acquisition of $450,000 worth of equipment from Orion Communications, Inc. on March 23, 2012.

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

At March 31, 2012 the Company had no deferred tax assets.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 9-

PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2012, the Company had a net operating profit in the amount of amount of $86,846, all of which occurring within the Province of Ontario, Canada, and is offset by net loss carry forward and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

	2011	2010
Canadian Federal statutory rate	3.5%	3.5%
Canadian Provincial income taxes, net of federal benefits	12.0	12.0
Valuation allowance	0.0	0.0
	15.5%	15.5%

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At March 31, 2012, minimum future annual lease obligations are as follows:

Year Ending

March 31, 2013

$16,453

March 31, 2014

       315

  16,768

Less: Amounts representing interest

  (1,747.)

Total

  15,021

Current portion

    (14,722)

Long-term portion

    $299

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at March 31, 2012 as $187,535 as a long-term liability and $137,500 as the current portion in its current liabilities.  As of October 2011, the Company had met all of its payment obligations on this note payable.  Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO. The Company and BMO have since reached an agreement on this issue and an amended agreement which resolves the dispute between the parties and will upon final execution see resumption of payments by the Company to BMO (NOTE 7).

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

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

 NOTE 14-

SUBSEQUENT EVENTS

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Subsequently on April 15, 2012 an agreement was executed and under the agreement the Company and Dezmocom will share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions $18,734 which has been matched by Dezmocom. This amount is reflected in other current assets at March 31, 2012.

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

As NYTEX is a commodity exchange, its revenues are dependent on the efforts of its brokers, international demand for long distance termination, Management`s ability to negotiate supplier terms and the availability of alternate supply. As such the revenues for NYTEX can be cyclical and previous performance is not necessarily an indicator of future revenue. Management is moving to mitigate revenue cycles and by identifying and increasing the number of NYTEX authorized brokers and increasing its efforts to secure a broader base of low cost supply.

Distribution methods of the products or services

Teliphone Corp

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

Teliphone Business Solutions Corp.

In April 2012 the Company signed an agreement with Dezmocom Inc. for the creation of Teliphone Business Solutions Corp. ("TBS"), a 50/50 joint venture. TBS is responsible for expanding the market for the Company's products and services through direct sales as well as the creation of new sales channels including agents and resellers. TBS operates in cooperation with Teliphone's direct sales people.

New York Telecom Exchange (NYTEX).

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

Six Months Ended March 31, 2012 compared with Six Months Ended March 31, 2011.

For the six month period ended March 31, 2012, we recorded sales of $7,366,093 as compared to $2,119,579 for the same period in 2011 (prior to reclassification to discontinued operations).  All revenues for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales were reported in that entity only.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients.

Our cost of sales was $5,790,654 for the six month period ended March 31, 2012, as compared to $1,529,261 in the prior year (prior to reclassification to discontinued operations).  All purchases for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales are being reported in that entity only.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $1,147,498, as compared to $259,414 in the prior year.

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

Our aggregate operating expenses for the six month period ended March 31, 2012, were $1,479,498 compared to $674,406 for the prior year (prior to reclassification to discontinued operations). The Company incurred a number of one time charges for the migration of its voice and data services to a new supplier. Management has projected that cost savings from the migration will offset these charges in 3-5 months.    Other general and administrative expenses were $213,129 compared with $119,148 in the prior year.  Wages, professional and consulting fees were $622,641 during that period as opposed to $445,575 for the same period last year, the increase due to legal fees as well as consultants hired to upgrade the Teliphone platform and further develop the IPTV systems. The Company increased its depreciation expenses to $643,728 for the six month period from $58,864. The significant increase in depreciation is due to upgrades in the Company's network as well as the incorporation of NYTEX assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period.

As a result, we had net income of $86,846 for the six month period ended March 31, 2012 as compared to a net income of $217,731 (prior to reclassification to discontinued operations) for the same period in the prior year.   The decrease in operating income is primarily due to an increase in depreciation due to equipment upgrading and purchase of professional services for product development and one time charges for the migration of voice and data services to a new supplier.

Segregated revenues and costs for Teliphone and NYTEX are shown in the table below. NYTEX data commences post acquisition on January 1 2012. While revenue segregation is fairly straightforward, both Teliphone and NYTEX share common infrastructure including network costs, administration, customer service and overhead.  Costs for these components have been allocated according to reasonable loading estimates between the two segments. All direct costs of revenues are allocated to the respective segment.

	Teliphone Corp.
	Segregated Financial Summary
	Six Months Ending March 31, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$2,323,967	$5,042,126	$7,366,093

Total Cost of Revenues	1,582,099	4,208,555	5,790,654

Gross Profit	741,868	833,571	1,575,469

Total Operating Expenses Net of Depreciation and Amortization	621,563	214,207	835,770
Depreciation and Amortization	643,728		444,521
Other Income (Expense)	(9,095)		(9,095)

Net Income (Loss) Applicable to Common Shares	($532,488)	$619,364	$86,876

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011.

For the three month period ended March 31, 2012, we recorded sales of $6,140,917 as compared to $1,079,721 for the same period in 2011 (prior to reclassification to discontinued operations).  All revenues for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales were reported in that entity only.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients. Our cost of sales was $4,993,699 for the three month period ended March 31, 2012, as compared to $782,219 in the prior year (prior to reclassification to discontinued operations).  All purchases for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales are being reported in that entity only.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $1,147,218, as compared to $297,502 in the prior year.

Our aggregate operating expenses for the three month period ended March 31, 2012, were $966,658 compared to $362,501 for the prior year (prior to reclassification to discontinued operations). The Company incurred a number of one time charges for the migration of its voice and data services to a new supplier. Management has projected that cost savings from the migration will offset these charges in 3-5 months.    Other general and administrative expenses were $133,189 compared with $72,077 in the prior year.  Wages, professional and consulting fees were $388,948 during that period as opposed to $231,560 for the same period last year, the increase due to legal fees as well as consultants hired to upgrade the Teliphone platform and further develop the IPTV systems. The Company increased its depreciation expenses from $444,521 for the three month period to $58,864. The significant increase in depreciation is due to upgrades in the Company's network as well as the incorporation of NYTEX assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period.

As a result, we had net income of $175,349 for the three month period ended March 31, 2012 as compared to a net income of $234,410 (prior to reclassification to discontinued operations) for the same period in the prior year.   The decrease in operating income is primarily due to an increase in depreciation due to equipment upgrading and purchase of professional services for product development and one time charges for the migration of voice and data services to a new supplier.

Segregated revenues and costs for Teliphone and NYTEX are shown in the table below. While revenue segregation is fairly straightforward, both Teliphone and NYTEX share common infrastructure including network costs, administration, customer service and overhead.  Costs for these components have been allocated according to reasonable loading estimates between the two segments. All direct costs of revenues are allocated to the respective segment.

	Teliphone Corp.
	Segregated Financial Summary
	Three Months Ending March 31, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$1,098,791	$5,042,126	$6,140,917

Total Cost of Revenues	785,144	4,208,555

Gross Profit	313,647	833,571	1,147,218

Total Operating Expenses Net of Depreciation and Amortization	313,141	214,207	527,348
Depreciation and Amortization	444,521		444,521

Net Income (Loss) Applicable to Common Shares	($444,015)	$619,364	$175,349

Liquidity and Capital Resources

At March 31, 2012:

On our balance sheet as of March 31, 2012, we had assets consisting of accounts receivable in the amount of $2,539,334, inventory of $13,097, prepaid expenses of $121,622 and cash of $12,527. We also show fixed assets, net of depreciation of $3,558,626.  We likewise show Net Customer List asset value of $1,710,037 representing the acquisition of the client contracts from Orion Communications Inc. and the New York Telecom Exchange Inc. and $2,585,040 representing the goodwill from our acquisition of the clients of Dialek Telecom in 2008, the client contracts of Orion in 2011 and the New York Telecom Exchange Inc.  Our balance sheet reflects an accumulated deficit of $138,006 and total stockholder’s equity of $7,554,082.

We had net cash provided of $407,974 from operating activities during the six month period ended March 31, 2012.

We used $282,461 of cash in investing activities for the acquisition of capital assets for the  six month period ended March 31, 201, as compared to $414,424 use of cash in the prior period 2011 (prior to reclassification to discontinued operations).

For the six month period ended March 31, 2012, we had net cash used in financing activities of $183,270 due in large part to the net repayment of $172,173 in loans payable to related parties.

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

We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years. In addition, we have current obligations of $94,683 which includes accrued interest to related parties.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and posted a net income for the year ended September 30, 2009, however returned to a net loss position for the fiscal year ended September 30, 2010.  The disposition of our majority owned subsidiary Teliphone Inc. on May 31, 2011 permitted us to realize a net income of $1,915,553 or $0.05 per share for the nine month period ending June 30, 2011, however this gain was made during an extraordinary event and is non-recurring.  While the disposition permitted us to reduce our working capital deficiency from ($2,532,203) on March 31, 2011 to ($98,637) on March 31 2012, we still operate within a deficiency in working capital and have yet to solidify an operating line of credit with our bank.

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

With the acquisition of NYTEX, beginning January 1, 2012, the Company began segregating the business between the activities of Teliphone and NYTEX.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2011, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the period ended March 31, 2012.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

During the three months ended March 31, 2012, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2011.

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

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone and no payments have been made since that date. These fees were not listed in the original agreement and the Company and BMO.

The Company, BMO, 9191, Metrakos and the former owners have since reached an agreement on this issue and an amended all party agreement which resolves disputes between the parties will upon final execution see resumption of payments by the Company to BMO.

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

Dated: May 31, 2012

TELIPHONE CORP

/s/ Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

President & Chief Executive Officer

/s/ Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Financial Officer

/s/ Lawry Trevor-Deutsch

Lawry Trevor-Deutsch

Principal Accounting Officer