Form 10-Q
period 2012-06-30
Teliphone Corp
filed 2012-08-20
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 20, 2012, there were 63,160,745 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.
BALANCE SHEET
JUNE 30, 2012 (UNAUDITED) AND SEPTEMBER 30, 2011

ASSETS
	US $
	JUNE 30,	SEPTEMBER 30,
	2012	2011
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$7,688	$37,481
Accounts receivable, net	4,829,085	140,149
Inventory	19,426	18,690
Investment	19,426	-
Prepaid expenses and other current assets	120,986	47,065

Total Current Assets	4,993,442	243,385

Fixed assets, net of depreciation	3,241,198	1,240,513
Customer lists, net	1,607,847	1,389,416
Goodwill	2,585,040	585,040

TOTAL ASSETS	$12,427,527	$3,458,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Deferred revenue	$874	$776
Current portion of related party convertible debentures	58,932	57,240
Current portion of non related party loans	101,289	137,500
Current portion of related party loans	121,625	266,856
Current portion of obligations under capital lease	7,609	24,418
Liability for stock to be issued	19,868	469,868
Accounts payable and accrued expenses	4,671,950	380,545

Total Current Liabilities	4,982,147	1,337,203

Long Term Liabilities:
Obligations under capital lease, net of current portion	-	3,686
Non related party loans, net of current portion	150,895	119,881
Related party loans, net of current portion	70,828	70,828

TOTAL LIABILITIES	5,203,870	1,531,598

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 61,360,745 and 41,360,745 shares issued and outstanding, respectively	63,161	41,360
Additional paid-in capital	7,554,082	2,125,882
Accumulated deficit	(422,441)	(224,852)
Accumulated other comprehensive income (loss)	28,855	(15,634)

Total Stockholders' Equity (Deficit)	7,223,657	1,926,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,427,527	$3,458,354

	TELIPHONE CORP. STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)
	US$		US$
	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2012	2011	2012	2011

OPERATING REVENUES
Revenues	$11,953,325	$1,136,503	$4,587,232	$1,136,503

COST OF REVENUES
Inventory, beginning of period	18,690	-	13,097
Purchases and cost of VoIP services	9,514,338	98,999	3,729,277	116,309
Inventory, end of period	(16,257)	(13,882)	(16,257)	(13,882)
Total Cost of Revenues	9,516,771	85,117	3,726,117	102,427

GROSS PROFIT	2,436,554	1,051,386	861,115	1,034,076

OPERATING EXPENSES
Wages, professional and consulting fees	1,204,127	124,490	581,486	153,192
Other generals and administrative expenses	319,052	388,598	105,923	375,423
Depreciation and amortization	1,092,985	123,594	449,257	123,594
Total Operating Expenses	2,616,164	636,682	1,136,666	652,209

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(179,610)	414,704	(275,551)	381,867

OTHER INCOME (EXPENSE)
Interest expense	(17,979)	(13,780)	(8,884)	(5,508)
Total Other Income (Expense)	17,979	(13,780)	(8,884)	(5,508)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(197,589)	400,924	(284,435)	376,359
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(197,589)	400,924	(284,435)	376,359

Gain (loss) from continuing operations	(197,589)	400,924	(284,435)	376,359

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations	-	2,462,895	-	2,462,895
Gain from discontinued operations	-	(948,266)	-	(1,141,432)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	1,514,629	-	1,321,463

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (197,589)	$1,915,553	$(284,435)	$1,697,822

NET INCOME (LOSS) PER BASIC DILUTED SHARES
From continuing operations	$(0.00)	$0.01	$-	$0.01
From discontinued operations	-	0.04	-	0.03

	$(0.00)	$0.05	$-	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	55,448,336	41,360,747	63,160,745	41,360,747

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(197,589)	$1,915,553	$(284,435)	$1,697,822
Other comprehensive income (loss)
Currency translation adjustments	44,489	148,426	11,688	177,061
Comprehensive income (loss)	$(153,100)	$2,063,979	$(272,747)	$1,874,883

TELIPHONE CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	US$
	NINE MONTH ENDED
	JUNE 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$(197,589)	$400,924

Adjustments to reconcile net income (loss) to net cash
provided by operating activities - continuing operations:
Depreciation and amortization	1,092,985	123,594

Changes in assets and liabilities
(Increase) in accounts receivable	(4,688,937)	(234,694)
(Increase) decrease in inventory	2,433	(13,823)
(Increase) in prepaid expenses and other current assets	(73,921)	(177,143)
Increase in deferred revenues	98	841
Increase in accounts payable and
and accrued expenses	4,291,405	399,631
Total adjustments	624,063	98,406

Net cash provided by operating activities	426,474	499,330

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in company	(19,426)	-
Acquisitions of capital assets	(312,100)	(17,424)

Net cash (used in) investing activities	(331,526)	(17,424)

CASH FLOWS FROM FINANCING ACTIVITES
Increase in bank overdraft		48,364
Payments under capital lease	(20,495)	(15,272)
Proceeds from debenture payable	1,692	3,899
Proceeds from loans payable - non-related parties, net of repayments	(5,197)	-
Proceeds from loan payable - related parties, net of repayments	(145,231)	(43,184)

Net cash (used in) financing activities	(169,231)	(6,193)

DISCONTINUED OPERATION
Operating activities	-	2,257,717
Investing activities	-	(427,258)
Financing activities	-	27,776
Gain on disposal of subsidiary	-	(2,462,895)
Net cash flows provided by discontinued operations	-	(604,660)

Effect of foreign currencies	44,490	128,947

NET (DECREASE) IN CASH	(29,793)	-

CASH - BEGINNING OF PERIOD	37,481	-

CASH - END OF PERIOD	$7,688	$ -

CASH PAID DURING THE PERIOD FOR:
Interest expense	$17,979	$13,780

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for acquisition of NYTEX	$5,000,000	$ -
Common stock issued for liability to issue common stock	$450,000	$ -
Common stock issued for conversion of notes payable	$ -	0

The accompanying notes are an integral part of the financial statements.

 TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Going Concern

As shown in the accompanying financial statements, the Company has a working capital surplus of $11,295 as of June 30 2012, compared with a deficit of ($623,950) on September 30, 2011 and has an accumulated deficit of ($422,441) through June 30, 2012, an increase from ($224,852) on September 30, 2011. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. With the acquisition of NYTEX the Company added wholesale international long distance termination to it service offerings. The positive gross margin generated by Teliphone was largely offset by an increase in depreciation due to investment in equipment and an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service.  The Company has now completed the migration all its voice/data purchases to a new supplier and as a result expects reduced its operating direct costs.  While the Company has demonstrated over the last four quarters that it is now operationally profitable, after producing operating losses in each of its fiscal years since inception in 1999 (except 2009, the lack of cash and operating history continues to raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is working on further increasing its working capital surplus. The Company’s former subsidiary, Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011.  The Company had consolidated their operations such that the Company and not its subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc. and as such no longer has responsibility for this trade deficit.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary for 2012. All significant intercompany accounts and transactions have been eliminated in consolidation. All minority interests have been reflected herein. With the sale of Teliphone Inc. on May 31, 2011, the Company disposed of its only majority-owned subsidiary, and as a result, all non-controlling interests have been disposed of.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market determined on a first-in-first-out basis.  Inventory consisted only of finished goods.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings. The Company accounts for its investment in a nonconsolidated company in accordance with the provisions of ASC 820.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $230,955 at June 30, 2012. The majority of this amount is from interest charged by NYTEX to clients under a credit policy prior to acquisition. Management continues to review the credit policy and related interest charges for NYTEX operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended June 30, 2012 and 2011 are included in the statements of operations.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

   June 30,

               June 30,

      2012

                  2011

Net income (loss)

  $(197,589)

              $1,915,553

Weighted-average common stock

Outstanding (Basic)

55,448,336

               41,360,747

Weighted-average common stock

Equivalents

Stock Options               -                    -

Warrants

   ___-__

              _______-

Weighted-average common stock

Outstanding (Diluted)

55,448,336

             41,360,747

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED June 30, 2012 AND 2011 (UNAUDITED)

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

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	NINE MONTHS ENDED June 30, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$3,408,804	$8,544,521	$11,953,325
Total Cost of Revenues	2,100,951	7,415,820	9,516,771
Gross Profit	1,307,853	1,128,701	2,436,554

Total Operating Expenses Net of Depreciation and Amortization	1,098,792	442,366	1,541,158
Depreciation and Amortization	799,129	293,856	1,092,985

Net Income (Loss) Applicable to Common Shares	($590,068)	$392,479	$(197,589)

Segmented Fixed Assets
NYTEX Trading Platform	$-	$1,916,667	$1,916,667
Client Lists	1,157,847	450,000	1,607,847
Goodwill	585,040	2,000,000	2,585,040
Furniture and Fixtures	1,324,531	-	1,324,531

Total Assets	$3,067,418	$4,366,667	$7,434,085

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2012, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

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

NOTE 3-

FIXED ASSETS

Fixed assets as of June 30, 2012 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Life (Years)	June 30,	September 30,
		2012	2011

Furniture and fixtures	5	$551	$689
Trading platform	5	2,300,000	-
Computer equipment	3	1,840,424	1,357,963

		4,140,975	1,358,652
Less: accumulated depreciation		899,777	118,139
Fixed assets, net		$3,241,198	$1,240,513

There was $781,638 and $46,404 charged to operations for depreciation expense for continuing operations for the nine months ended June 30, 2012 and 2011, respectively.

NOTE 4-

CUSTOMER LISTS

Customer lists as of June 30, 2012 (unaudited) and September 30, 2011 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	June 30,	September 30,
		2012	2011
Customer lists	5	$ 2,043,796	$ 1,543,796

		2,043,796	1,543,796
Less: accumulated amortization		435,949	154,380
Customer lists, net		$1,607,847	$1,389,416

There was $281,569 and $77,190 charged to operations for depreciation expense for continuing operations for the nine months ended June 30, 2012 and 2011, respectively.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of June 30, 2012.

Current Related Party Debt

The Company received a total of $121,625 collectively from a Director of the Company and a Company owned and controlled by the same Director through June 30, 2012.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of June 30 2012, the Company has accrued $27,622 in interest on these advances.

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

The total amount of the A and B Debentures was $58,932.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

COMMITMENTS / LITIGATION/INVESTMENT

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company has the following commitments remaining on this lease:

September 30, 2012:

$11,088

2013:     $51,960

2014:     $43,300

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30, 2012:

$26,910

2013:     $13,980

The Company’ assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Under an initial agreement executed on April 15, 2012 with the Company Dezmocom would share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions $19,426 which has been matched by Dezmocom. This amount is reflected in investments at June 30, 2012. Subsequently the Company reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

On February 18, 2010, the Former owners of Orion filed their defence and counterclaim against 9191, naming the Company, its former subsidiary Teliphone Inc., George Metrakos, a current Director of the Company and the Company’s President and CEO at the time, and other individuals as third party claimants for a total of CDN$4,000,000.  The Former Owners of Orion claim that the Company, its former subsidiary and Director are third party claimants due to its agreements with 9191 to provide services to the clients of Orion.

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

The Company, BMO, 9191, Metrakos and the former owners have since continue to negotiate a settlement which resolves disputes between the parties leading to resumption of payments by the Company to BMO.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of June 30, 2012, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 63,160,745 shares issued and outstanding as of June 30, 2012.

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  In addition, the Company issued 1,800,000 shares of stock for its acquisition of $450,000 worth of equipment from Orion Communications, Inc. on March 23, 2012.

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

At June 30, 2012 the Company had no deferred tax assets.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 9-

PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2012, the Company had a net operating loss in the amount of amount of $197,589 for the period and a cumulative net loss of $422,441, all of which occurring within the Province of Ontario, Canada, and is offset by net loss carry forward and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2012 and 2011 is summarized as follows:

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

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At June 30, 2012, minimum future annual lease obligations are as follows:

Year Ending

June 30, 2013

$8,491

  ______

  8,491

Less: Amounts representing interest

  (882)

Total

  7,609

Current portion

    (7,609)

Long-term portion

    $-

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note calls for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  The Company has classified the Note Payable on its balance sheet as at June 30, 2012 as $187,535 as a long-term liability and $137,500 as the current portion in its current liabilities.  As of October 2011, the Company had met all of its payment obligations on this note payable.  Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO. The Company, BMO, 9191, Metrakos and the former owners have since continue to negotiate a settlement which resolves disputes between the parties leading to resumption of payments by the Company to BMO (NOTE 7).

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

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

 NOTE 14-

SUBSEQUENT EVENTS

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Subsequently on April 15, 2012 an agreement was executed and under the agreement the Company and Dezmocom will share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions $19,426 which has been matched by Dezmocom. This amount is reflected in other current assets at June 30, 2012. Subsequently the Company reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

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

Teliphone Business Solutions Corp.

In April 2012 the Company signed an agreement with Dezmocom Inc. for the creation of Teliphone Business Solutions Corp. ("TBS"), a 50/50 joint venture. TBS is responsible for expanding the market for the Company's products and services through direct sales as well as the creation of new sales channels including agents and resellers. TBS operates in cooperation with Teliphone's direct sales people. Subsequently the Company reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

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

Nine Months Ended June 30, 2012 compared with Nine Months Ended June 30, 2011.

For the nine month period ended June 30, 2012, we recorded sales of $11,953,325 as compared to $3,573,511 for the same period in 2011 (prior to reclassification due to discontinued operations).  $2,437,008 from the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales were reported in that entity only.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients.

Our cost of sales was $9,516,771 for the nine month period ended June 30, 2012, as compared to $2,022,106 in the prior year (prior to reclassification due to discontinued operations).  $1,936,989 of these purchases for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales are being reported in that entity only.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.

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

Our aggregate operating expenses for the nine month period ended June 30, 2012, were $2,634,143 compared to $2,233,290 for the prior year (prior to reclassification due to discontinued operations). The Company incurred a number of one time charges for the migration of its voice and data services to a new supplier. Management has projected that cost savings from the migration will offset these charges.    Other general and administrative expenses were $319,052 compared with $211,756 in the prior year.  Wages, professional and consulting fees were $1,204,127 during that period as opposed to $765,677 for the same period last year, the increase due to the hiring of additional technical support, customer support, legal fees as well as consultants hired to upgrade the Teliphone platform and further develop the IPTV systems. The Company increased its depreciation expenses to $1,092,985 for the nine month period from $205,166. The significant increase in depreciation is due to upgrades in the Company's network as well as the incorporation of NYTEX assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period.

As a result, we had net loss of $197,589 for the nine month period ended June 30, 2012 as compared to a net loss of $681,885 (prior to reclassification due to discontinued operations) for the same period in the prior year.   The decrease in operating income is primarily due to an increase in depreciation due to equipment upgrading and purchase of professional services for product development and one time charges for the migration of voice and data services to a new supplier. Post reclassification due to discontinued operations, for the nine month period ending June 30, 2011 the company realized a net profit of $400,924.

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

	Teliphone Corp.
	Segregated Financial Summary
	Nine Months Ending June 30, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$3,408,804	$8,544,521	$11,953,325

Total Cost of Revenues	2,100,951	7,415,820	9,516,771

Gross Profit	1,307,853	1,128,701	2,436,554

Total Operating Expenses Net of Depreciation and Amortization	1,098,792	442,366	1,541,158
Depreciation and Amortization	799,129	293,856	1,092,985

Net Income (Loss) Applicable to Common Shares	($590,068)	$392,479	$(197,589)

Three Months Ended June 30, 2012 compared with Three Months Ended June 30, 2011.

For the three month period ended June 30, 2012, we recorded sales of $4,587,232 as compared to $1,453,932 for the same period in 2011 (prior to reclassification due to discontinued operations).  $317,429 of the revenues for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales were reported in that entity only.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients. Our cost of sales was $3,726,117 for the three month period ended June, 2012, as compared to $492,845 in the prior year (prior to reclassification due to discontinued operations).  $390,418 of purchases for the Company in the prior period were generated by our majority-owned subsidiary at the time, Teliphone Inc.  We consolidated our operations into the parent company on April 1, 2011 and sold the inoperative subsidiary on May 31, 2011 and hence prior period sales are being reported in that entity only.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.  Gross margin for the period was $861,115, as compared to $492,845 in the prior year (prior to reclassification due to discontinued operations).

Our aggregate operating expenses for the three month period ended June 30, 2012, were $1,145,550 compared to $1,818,298 for the prior year (prior to reclassification due to discontinued operations). The Company incurred a number of one time charges for the migration of its voice and data services to a new supplier. Management has projected that cost savings from the migration will offset these charges.    Other general and administrative expenses were $105,923 compared with $94,097 in the prior year.  Wages, professional and consulting fees were $581,486 during that period as opposed to $319,944 for the same period last year, the increase due to legal fees as well as consultants hired to upgrade the Teliphone platform and further develop the IPTV systems. The Company increased its depreciation expenses from $123,594 for the three month period to $449,257. The significant increase in depreciation is due to upgrades in the Company's network as well as the incorporation of NYTEX assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period.

As a result, we had net loss of $284,434 for the three month period ended June 30, 2012 as compared to a net loss of $857,212 (prior to reclassification due to discontinued operations) for the same period in the prior year.

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

	Teliphone Corp.
	Segregated Financial Summary
	Three Months Ending June 30, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$1,084,837	$3,502,395	$4,587,232

Total Cost of Revenues	518,852	3,207,265	3,726,117

Gross Profit	565,985	295,130	861,115

Total Operating Expenses Net of Depreciation and Amortization	684,800	11,493	696,293
Depreciation and Amortization	232,590	216,667	449,257

Net Income (Loss) Applicable to Common Shares	($351,405)	$66,970	$(284,435)

Liquidity and Capital Resources

At June 30, 2012:

On our balance sheet as of June 30, 2012, we had assets consisting of accounts receivable in the amount of $4,829,085, inventory of $16,257, prepaid expenses of $120,986, investment of $19,426 and cash of $7,688. We also show fixed assets, net of depreciation of $3,241,198.  We likewise show Net Customer List asset value of $1,607,847 representing the acquisition of the client contracts from Orion Communications Inc. and the New York Telecom Exchange Inc. and $2,585,040 representing the goodwill from our acquisition of the clients of Dialek Telecom in 2008, the client contracts of Orion in 2011 and the New York Telecom Exchange Inc.  Our balance sheet reflects an accumulated deficit of $422,441 and total stockholder’s equity of $7,223,657.

We had net cash provided of $426,474 from operating activities during the nine month period ended June 30, 2012.

We used $331,526 of cash in investing activities for the acquisition of capital assets for the  nine month period ended June 30, 2012, as compared to $17,424 use of cash in the prior period 2011 (prior to reclassification due to discontinued operations).

For the nine month period ended June 30, 2012, we had net cash used in financing activities of $169,231 due in large part to the net repayment of loans payable to related parties.

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

We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years. In addition, we have current obligations of $121,625 which includes accrued interest to related parties.

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have suffered recurring losses from operations from our inception in 2004 to our fiscal year ended September 30, 2008.  We had emerged from the recurring losses and posted a net income for the year ended September 30, 2009, however returned to a net loss position for the fiscal year ended September 30, 2010.  The disposition of our majority owned subsidiary Teliphone Inc. on May 31, 2011 permitted us to realize a net income of $1,915,553 or $0.05 per share for the nine month period ending June 30, 2011, however this gain was made during an extraordinary event and is non-recurring.  While the disposition permitted us to reduce our working capital deficiency from ($1,093,818) on June 30, 2011 to a surplus of $11,295 on June 30 2012, we still operate within a minimal working capital surplus and have yet to solidify an operating line of credit with our bank.

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2011, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the assessment, but have made no changes in our disclosure controls and procedures as of the date of this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the period ended June 30, 2012.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

During the three months ended June 30, 2012, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2011.

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

Dated: August 20, 2012

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Chief Executive Officer and President

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Financial Officer

TELIPHONE CORP.

/s/ Lawry Trevor-Deutsch
Lawry Trevor-Deutsch Principal Accounting Officer