Form 10-K
period 2012-09-30
Teliphone Corp
filed 2013-04-02
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______.

Commission file number:  000-28793

TELIPHONE CORP.

(Exact name of registrant as specified in its charter)

Nevada	84-1491673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 Alberni, Vancouver BC Canada	V4G 1A5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone, including area code: (514) 313-6000

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

(Title of class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of April 2, 2013, the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the average bid and ask price was:  $  9,972,859.60    .

The number of shares of our common stock outstanding as of April 2, 2013 was: 124,660,745

TELIPHONE CORP.

Form 10-K

For the Fiscal Year Ended September 30, 2012

		Page
PART I
Item 1.	Business	5
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	22

PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65
Item 9B.	Other Information	68

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	68
Item 11.	Executive Compensation	69
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14	Principal Accountant Fees and Services	74

PART IV
Item 15.	Exhibits, Financial Statement Schedules	76

SIGNATURES		75
EXHIBIT INDEX		76

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

Important factors that may cause the actual results to differ from the forward-looking statements, projections or other expectations include, but are not limited to, the following:

•

risk that we will fail to obtain a meaningful degree of consumer acceptance for our products now and in the future;

•

risk that we will be unable to market our products on a global basis at competitive prices now and in the future;

•

risk that we will fail to maintain brand-name recognition for our products now and in the future;

•

risk that we will be unable to maintain an effective distributors network;

•

risks related to the inherent uncertainty of consumer demand and forecasting and the potential for unexpected costs and expenses;

•

risks related to product pricing and our inability to maintain competitive pricing and thereby maintain adequate profit margins;

•

risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for and retain sufficient capital for future operations; and

•

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

In June 2008, we commenced trading of our common stock on the OTC Bulletin Board and our common stock is currently quoted on the OTC Markets Group Inc.’s OTC:Pink (“OTC pink sheets”) electronic quotation system under the trading symbol TLPH.

On May 7, 2009, we entered into a customer assignment agreement with the owners of Orion Communications Inc.  As a result of this transaction, we acquired an additional 580 business customers for telecommunications services in Canada.

On April 1, 2011, we merged the operations of the Company and our majority-owned subsidiary, Teliphone Inc., through an assignment of assets and liabilities.  On May 31, 2011, we sold our entire equity interest in Teliphone Inc., along with some early-stage mobile call processing technology and various supplier liabilities, to YEURB Investments for $1.

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

Acquisition of Assets from Navigata Communications 2009 Inc.

On December 11, 2012, Teliphone Corp. (the "Company") completed the acquisition of the core assets and network (the "Navigata Acquired Businesses") of Navigata Communications 2009 Inc. (the "Seller"). The acquisition was effected pursuant to a two-step process involving a Purchase Agreement, dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), the Seller and certain affiliates of Quebec (the "Asset Purchase Agreement"); and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal instalments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630. On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

Number

Purchase Price

Expiry of Warrant

     of Warrant

of Warrants

per share(USD)

December 15, 2013

5,000,000

$0.20

December 15, 2016

December 15, 2014

2,500,000

$0.40

December 15, 2017

December 15, 2015

1,666,667

$0.60

December 15, 2018

December 15, 2016

1,250,000

$0.80

December 15, 2019

December 15, 2017

1,000,000

$1.00

December 15, 2020

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,00 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel.

Liability Assumption Agreement

On  December 28, 2012 the Company entered in to an agreement with The New York Telecom Exchange Inc., a New York Company (“NYTEX”) under which NYTEX unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that are currently shown as ”Accounts Payable” on the books of the Company. No consideration is payable by the Company in this transaction. As a result of this transaction, the Company decreased the goodwill purchased in the transaction with NYTEX one year earlier.

Acquisitions of Titan Communications Inc.& Cloud-Phone Inc.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titans outstanding shares in exchange for a total consideration of $1,696,600. The consideration is payable in accordance with the following schedule: i) $349,300  paid at closing; ii) $34,930 paid 30 days from closing; iii) $34,930 paid 60 days from closing; and iv) the balance ($1,277,440) to be paid in 36 equal monthly payments ($35,484 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,663,267 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone Inc above $540,000 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the SPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Companyacquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone  totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

Principal Products and Services and Markets

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

We have invested in the research and development of our VoIP telecommunications technology, which permits the control, forwarding, storing and billing of phone calls made or received by our customers. Our technology consists of proprietary software programming and specific hardware configurations; however, we have no specific legal entitlement that would prohibit a third party from utilizing the same base software languages and same hardware in order to produce similar telephony service offerings, which could adversely impact our business.

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

We offer the following products and services to customers utilizing our VoIP technology platform:

Residential voice, data and television service. Customers purchase various equipment based on the services they require to be delivered.  The offering of services occurs over a combination of telecommunications platforms.  For example, the data connection provided is rented by us from a Tier-1 provider who has network access in the geographical area of the customer.  We then offer Voice and Television services utilizing our technology over this data connection.  The customer sees one invoice for all communications services delivered to their location, and see one provider for these services.  Residential voice, data and television service accounts for approximately 10% of the revenue we generated during the year ended September 30, 2012.

Business voice and data services. Similar to the residential product and service offering, business customers generally purchase larger volume and more robust, commercial grade equipment that when coupled with our multiple services offering, complete the needs of our Business Customers who likewise receive one invoice from us for all of their monthly services consumption.  Business voice and data service accounts for approximately 40% of the revenue we generated during the year ended September 30, 2012.

Colocation Services. Colocation provides business clients with a secure, climate-controlled environment with direct network access to house mission-critical servers or interconnect to carrier access points. These facilities are shared by a number of clients which benefit from economies of scale where only a small portion of a colocation facility is required.

Carrier Services. Carrier services consist of a suite of products which support domestic and international voice traffic. This includes provision of local and international phone numbers (DIDs), toll-free origination, North American Termination, International Termination, Pre-paid and Post-paid calling cards and rebilling solutions for voice resellers.

Commodity Exchange. With the acquisition of the New York Telecom Exchange (NYTEX), Teliphone offers web based commodity exchange for international traffic termination. Buyers and sellers can trade international termination minutes online anonymously. NYTEX acts as a financial and technical clearinghouse.

Subsequently, with the acquisition of Navigata Communications 2009 Inc., the Company has expanded both the nature and scope of its offerings to include more paid technical services, microwave communications, wholesale data services and tower/site colocation.

Distribution Methods

Teliphone Voice and Data Products:

Internet Sales.  We distribute our products through the sale of hardware on our website, www.teliphone.ca. The customer purchases the necessary hardware from our on-line catalogue. Upon receipt of the hardware from us, the customer returns to our website to activate their services.

Wholesale Sales.  We distribute our products and services through wholesalers. A wholesaler is a business partner who purchases our products and services “unbranded” or on a private label basis and re-bills the services to their end-user customers. In the case of a sale to our wholesalers, we do not sell the hardware below cost.  The agreements between our wholesalers and our customers are similar to those that we have with our retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of our telecommunications products and services is the agreement that we hold with our wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in terms and conditions of sale serve to forewarn wholesalers that should a stoppage of service occur, we cannot be held liable.  Since we do not currently hold product and professional liability insurance coverage, this disclaimer does not protect us from potential litigation. Subsequently, as of January 1, 2013, the Company acquired a comprehensive product and professional liability insurance policy.

Direct Sales.  We distribute our products and services directly to customers via our own sales force.  We currently employ 2 people in this capacity, providing sales solutions directly to larger business clients throughout Canada.  Subsequently, with the acquisition of Navigata Communications 2009 Inc. we had 8 people in sales.

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

New York Telecom Exchange Wholesale Traffic.  Wholesale traffic is transacted business to business whereby sellers of voice termination, sell capacity to carriers which need to terminate voice calls in a particular market.  These are typically high level transactions between individuals whose sole function is to buy or sell on behalf of their business. Companies often undertake both buying and selling of voice termination.  Sales are therefore generated primarily as a result of established relationships between the parties. Teliphone  relies heavily on personnel with such relationships supplemented by presence at major wholesale traffic trade shows such as the International Telecoms Week. Wholesale traffic accounted for approximately 50% of the revenue we generated for the year ending September 30, 2012.

Status of New Products or Services

teliPhone Residential IP-Television services.  We have launched an Internet-based television service for residential clients that includes traditional cable television and network media, as well as a full suite of pay-per-view listings.  The service is currently being offered to selected customers in the Province of Quebec, Canada and we have completed the necessary upgrades to our network in order to accommodate these new services.  We are utilizing our existing distribution channels to provide these services to the residential market.

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

Dependence on Customers

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

First, the order required us to notify our customers of the differences between the emergency services available through us and those available through traditional telephony providers. We also must receive affirmative acknowledgment from all of our customers that they understand the nature of the emergency services available through our service. Second, the order required us to provide enhanced emergency dialing capabilities, or E-911, to all of our customers by November 28, 2005. Under the terms of the order, we are required to use the dedicated wireline E-911 network to transmit customers' 911 calls, callback number and customer-provided location information to the emergency authority serving the customer's specified location.

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

Research and Development

We incurred $0 in research and development expenditures in the year ended September 30, 2012.  We spent $0 in the same period in 2011.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

As of September 30, 2012, we had 22 full time employees. We utilize the services of various consultants who provide, among other things, accounting services, technological development services and sales services to us.  Subsequently, after the purchase of the Navigata assets, we have 80 employees, the majority of which are located in the Vancouver office.

Corporate Offices

The mailing address of our principal executive office is 300-1550 Alberni, Vancouver BC V4G 1A5 Canada. Our telephone number is (514) 313-6000 and our fax number is (514) 313-6001. Our e-mail address is info@teliphone.ca and our company website is www.teliphone.ca. Our operational offices are located in both in Vancouver BC, Toronto, Ontario and Montreal, Quebec and our data and collocation centers are located in Vancouver BC, Calgary Alberta, Toronto, Ontario, Montreal, Quebec and London UK.

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

Risks Related To Our Financial Condition

Our independent registered public accounting firm has raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we incurred a net loss of $2,782,104 before amortization and interest for the year ended September 30, 2012 and had a working capital deficit of $2,335,225 as of September 30, 2012. The working capital deficiency, low levels of cash required to support the business and an absence of an operating line of credit to support its cash needs continues to raise substantial doubt about the Company’s ability to continue as a going concern.   This is a significant risk that we may not be able to generate or raise enough capital to remain operational for an indefinite period of time.

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

We Require Additional Financing to Grow Our Operations.

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

We may accrue a liability due to the sale and subsequent creditor protection filing of our former subsidiary, Teliphone Inc.

Teliphone Inc., our former majority-owned subsidiary, filed for Creditor Protection on May 10, 2011 and we sold our equity interests in Teliphone Inc. on May 31, 2011.  During this process, we made agreements with all of the same suppliers that were suppliers of Teliphone Inc. as part of the creditor proposal (the “Creditor Proposal”).  While the Creditor Proposal was approved by a majority of Creditors in August, 2011, the period as to which Teliphone Inc. was required to meet its obligations as part of a payment plan ran until August 2012.  Teliphone Inc. did not made any payments. Creditors and guarantors may pursue us, utilizing their current supply agreements as leverage but to date no demand has been made to the Company and all current supplier agreements are being honored.  While management believes that legally there is no obligation to the Company for any of Teliphone Inc.’s prior debts, this may be challenged and together with the advent of legal fees would result in an increase our operating expenses which would negatively impact our profitability and cash resources.

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

VoIP technology may fail to gain acceptance among mainstream retail consumers and hence adversely impact the growth of our business and our results from operations.

If VoIP technology fails to gain acceptance among mainstream retail consumers, our ability to grow our business will be limited, which could adversely impact our results of operations. The market for VoIP services has only recently begun to develop and is rapidly evolving. We currently generate all of our revenue from the sale of VoIP services and related products to residential, small office or home office customers and wholesale partners.

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

We have invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. We entirely own the technology, which has been developed by our employees and consultants. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. The configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own any fibre optic cabling or other types of physical data and voice transmission links, we lease dedicated capacity from our suppliers.

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

We have invested in the research and development of our VoIP telecommunications technology which permits the control, forwarding, storing and billing of phone calls made or received by our customers. This technology has been developed by our employees and consultants and is owned entirely by us. The calls are transmitted over our network to the Public Switched Telephone Network (PSTN), that is, the traditional wireline network that links all telephone devices around the world. Our network consists of leased bandwidth from numerous telecommunications and internet service providers. Bandwidth is defined as the passage of the call over the internet. Much of the configuration of our technology together with this leased bandwidth and the telecommunications and computer hardware required for our services to function is proprietary to our company. We do not own all of the fibre optic cabling or other types of physical data and voice transmission links we rely on and we lease some of this via dedicated capacity from our suppliers. We rely on trade secrets and proprietary know-how to protect this technology. We cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. If such a breach were to occur, our brand, reputation, and growth will be negatively impacted. As a result, we would incur extra expense to acquire new customers to replace those which have been acquired by the increased competitive presence, decreasing our profitability as expenses would increase.

We are dependent on key personnel.

Our success will be largely dependent upon the efforts of our sole executive officer, Mr. Benoit Laliberte.  We do not have an employment agreement with Mr. Laliberte.  The loss of the services of Mr. Laliberte could have a material adverse effect on our business and prospects.  There can be no assurance that we will be able to retain the services of Mr. Laliberte in the future.  We have not obtained key-man life insurance policies on Mr. Laliberte.  We are also dependent to a substantial degree on our technical and development staff.  Our success will be dependent upon our ability to hire and retain additional qualified technical, research, marketing and sales personnel.  We will compete with other companies with greater financial and other resources for such personnel.  Although we have not experienced difficulty in attracting qualified personnel to date, there can be no assurance that we will be able to retain our present personnel or acquire additional qualified personnel as and when needed.

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

We are dependent upon automated information technology processes. Any failure to maintain the security of our data and our customers’ confidential information, including via the penetration of our network security and the misappropriation of confidential information, could result in financial obligations to third parties, fines, penalties, regulatory proceedings, and private litigation with potentially large costs. Any such failure also could put us at a competitive disadvantage and result in deterioration in our customers’ confidence in us, which may have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Regulation

Regulation of VoIP and IPTV services is developing and therefore uncertain, and future legislative, regulatory, or judicial actions could adversely impact our business by exposing us to liability, which could adversely impact the operations of our business.

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

Intellectual property issues regarding IPTV are unclear. Teliphone Corp. as an IPTV carrier is not responsible for the content of its IPTV service and IPTV is carried on a public Internet stream. Nevertheless content providers may be challenged with regards to Intellectual Property.

Telecommunications is a Regulated Industry, Particularly in Canada, the Main Market Segment of our Business, and Future Regulation May Impede us from Achieving the Necessary Market Share to Succeed.

The current regulated environment in North America is extremely favorable for new, start-up companies, to enter the marketplace with new and innovative technologies and value added services. In Canada, our principal market, the telecommunications regulator, Canadian-Radio and Telecommunications Commission (CRTC), has regulated the incumbent Telecommunications companies such that they cannot reduce their elevated pricing for residential phone service. This regulation has provided us with a competitive advantage to sell our products and acquire customers from the incumbents. However, the CRTC has decided that once they feel that adequate competition is present in the Canadian market, and that start-ups, such as our company, have achieved a significant market presence, they will lift the regulation, allowing the incumbent Telecommunications companies to similarly lower their prices. This will slow the growth of the acquisition of customers, reducing profitability and adversely affecting our growth prospects. IPTV is currently unregulated by the CRTC. While the agency has stated that it does not intend to regulate the technology, this policy may change over time as IPTV becomes more of a factor in the market.

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

Management’s experience in the telecommunications industry has permitted the registrant to identify that while barriers to entry to the marketplace exist including the requirement of further investment to build a successful company around the technology, the data from VoIP Action suggests that competition is increasing significantly. This increase can result in price erosion pricing, which could contribute to the reduction of our profitability and growth. While numerous providers have entered the market, we have not yet seen as yet pricing erosion in our market segments, however, this will be a factor over the next 3-4 years. This prediction is based on our experience in the industry.

We May not Hold Sufficient Professional or Product Liability Insurance Required to Protect Us and We Remain Exposed to Potential Liability Claims.

Subsequently, on January 1 2013 the Company purchased a comprehensive professional and product liability insurance policy. This may not be sufficient to protect the Company in the event of a substantial claim nor will it protect the Company from any claim that may arise for a liability accrued prior to January 1, 2013.. Professional and product liability insurance coverage is specifically tailored to the delivery of our phone services to the end user. For example, a customer whose phone service is not functional due to a service outage may sue us for damages related to the customer’s inability to make or receive a phone call (such as inability to call 9-1-1). Professional liability insurance exists to cover us for any costs associated with the legal defence, or any penalties awarded to the plaintiff in such cases where judgment could be rendered against us in case of loss in court. Such penalties could be large monetary funds that a judge could force us to pay in the event where damages have been awarded to the plaintiff.

Our business exposes us to potential professional liability which is prevalent in the telecommunications industry. While we have adequate service level agreements which indicate that we cannot guarantee 100% up time, these service level agreements cannot guarantee that we will not be sued for damages. We currently have no specific professional or product liability insurance. Our current insurance policies cover theft and liability in our offices only. We intend to purchase professional and product liability insurance which will help to defray costs to us for defence against damage claims. We do not foresee any difficulties in obtaining such a policy, as we have already been approved and a quotation submitted for such coverage by a Canadian Insurance Company. In this proposal, the Insurance Company is aware of the geographical locations of our client base, which is predominantly in Canada however includes a small amount in the US and International. There can be no assurance that the coverage the commercial general liability insurance policy provides will be adequate to satisfy all claims that may arise. Regardless of merit or eventual outcome, such claims may result in decreased demand for a product, injury to our reputation and loss of revenues. Thus, a product liability claim may result in losses that could be material, affecting the value of the common shares of the company, and our shareholders could even lose their entire investment.

Risks Related To Our Common Stock

Coalitions of a few of our larger stockholders have sufficient voting power to make corporate governance decisions that could have significant effect on us and the other stockholders.

Our officers, directors and principal stockholders (greater than five percent stockholders) together control approximately 85%, of our outstanding common stock as of February 28 2013. Specifically, Ms. Poudrier beneficially owns 85%.  As a result, these stockholders, if they act together, will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.  Accordingly, these stockholders could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Because our common stock is quoted and traded on the OTC pink sheets, short selling could increase the volatility of our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are currently located 1550 Alberni, Vancouver BC, V4G 1A5 Canada. We also have a Toronto sales and client services office located at 330 Bay Street, Toronto Ontario and an executive and administrative office located at 424 St-Francois Xavier, Montreal Quebec.    Subsequently, with the acquisition of the assets of Navigata, we acquired approximately 80 lease obligations for a total of approximately $162,000 per month. These include offices, antenna towers, crown leases, right of ways and other premises obligations.

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

The Former Owners are also pursued our former majority-owned subsidiary, Teliphone Inc., for $150,000 for the early termination of the employment agreement.

We did not believe, as a service provider, the agreements and disagreements between the 9191 and the Former Owners have anything to do with us and hence believed that the claims brought upon it do not have any merit.  As a result, we have not accrued a liability for the amounts of the claims made by the Former Owners, however will continue to evaluate this as more information becomes readily available. We have accrued legal fees in connection with the claim.

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

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO’s claim.

Subsequently, on January 23, 2013, the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Fiscal Year Ended September 30, 2012
			High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2011	$0.030	$0.020
March 31, 2012	$0.040	$0.020
June 30, 2012	$0.030	$0.020
September 30, 2012	$0.020	$0.020

Fiscal Year Ended September 30, 2011
			High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2010	$0.020	$0.014
March 31, 2011	$0.025	$0.013
June 30, 2011	$0.017	$0.015
September 30, 2011	$0.045	$0.015

As of April 2, 2013 there were 124,660,745 of our common stock outstanding and 181 holders of record of our common stock and several other stockholders hold shares in street name.  In many instances, a record holder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Repurchases by the Company

During the fiscal year ended September 30, 2012, we did not repurchase any shares of our common stock on our own behalf or for any affiliated purchaser.

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

Trends in Our Industry and Business

A number of trends in our industry and business have a significant effect on our results of operations and are important to an understanding of our financial statements. These trends include:

Broadband adoption.  The number of households with broadband Internet access in our core market of Canada has grown significantly since the introduction of Voice over IP and is now near 100%. We believe that access to broadband is no longer a major issue with respect to uptake of our services. We benefit from this trend because our service requires a broadband Internet connection and our potential addressable market has increased as broadband adoption increased.

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

Trends in the wholesale market.  The market for wholesale traffic is a result of telecommunications deregulation which began in the mid 1980's. This allowed such traffic to originate, transit and/ or terminate on networks other than the incumbent carriers.  With the introduction of the Internet as a means of carrying voice traffic and related hardware and software, the opportunities for third party providers increased substantially as well as wholesaling intermediaries.  With a trend to ever lowering technical barriers to entry, the number of small to medium sized wholesale intermediaries increased significantly, primarily as sellers into the market. However, many of these companies have been transient in nature and typically enter and leave the market regularly.  Management believes that the medium term trend will be the reduction in small to medium sized players as large buyers increasingly favor large suppliers which are more stable and cost less to maintain. As such, Teliphone is positioned serve this market through its established supply chain as well as act as an aggregator for smaller suppliers as the risk is low.

We will continue to cover our cash shortfalls through debt financing with affiliated parties. In the event that we do not have a significant increase in revenues and we do not raise sufficient capital in the offering herein, management estimates we can only sustain our cash requirements for three months.  After three months, management will need to consider alternate sources of financing, including but not limited to additional debt financing, in order to sustain operations for the next twelve months.  No agreements or arrangements have been made as of this date for such financing and we can make no guarantee that such financing will be available to us on acceptable terms or at all.

Results of Operations

Fiscal Year Ended September 30, 2012 as compared to September 30, 2011

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

Teliphone Corp.

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

According to disclosure requirements of the Financial Accounting Standards Board, the Company has disclosed its discontinued operations in accordance with in accordance with ASC 360-10-45, Property, Plant, and Equipment – Overall – Glossary-Component of an Entity, (formerly FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets) and as such have removed from the reporting of its Statement of Operations for the year ended September 30, 2011 operations which occurred within the disposed entity, Teliphone Inc.  However, since the Company had consolidated its operations effective April 1, 2011, the Company included in its Management’s Discussion and Analysis financial information on a pro forma basis in order to provide a better understanding of the Company's operations for the year ended September 30, 2011, as compared to the prior year.

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

For the year ended September 30, 2012, we recorded sales of $8,801,751.  For the year ended September 30, 2011, we recorded consolidated sales of $4,694,393 (pre-discontinued operations),.  The Company has increased sales by 188% compared to the prior year.  The revenues were derived entirely from the sale of telecommunications services to residential and business clients. The increase was due primarily from wholesale telecommunications traffic from the acquisition of NYTEX.

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

Our cost of sales were $7,710,924 for the year period ended September 30, 2012 compared with cost of sales were $2,670,044 (pre-discontinued operations) for the year period ended September 30, 2011. The Company experienced 289% increase in the cost of sales due primarily to increased network costs for NYTEX and a one time assumption of NYTEX network liabilities post acquisition. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network.   The Company continues to focus on increasing the efficiencies of its processes in order to deliver its services to its customers, as well as negotiating lower purchase rates form its suppliers. Some of the increased costs such as wages were undertaken as part of the Company's business plan to aggressively increase its markets.

Gross Margin

Gross margin for the year ended September 30, 2012 was $1,090,827, or approximately 12.5% of revenues, as compared to gross margin of $2,024,349 (pre-discontinued operations), or approximately 43% of revenues, for the year ended September 30, 2011. The decrease in margin was due to factors which include; the lower overall margins of wholesale traffic which now represent about half the revenues and a one time assumption of NYTEX liabilities post acquisition.

Operating Expenses

Aggregate operating expenses during the year ended September 30, 2012 were $3,835,184, compared with 2,670,044 in the previous year (pre-discontinued operation) The increase in operating expenses was predominantly due to a substantial increase in depreciation, from $354,364 in 2011 to $1,544,512 in 2012. The Company invested heavily in equipment to increase its capacity for growth and introduction of new products such as IPTV. There was also an increase in wages, professional and consulting fees from $1,215,237 in 2011 to $1,490,256 due to an increase in technical and management staff.

The following detailed breakdown of operating expenses considers the entire operation including Teliphone Inc. for the prior year comparatives.  Selling and promotion expense was $1,539 for the period compared with $47,407 in the prior period.  Other general and administrative expenses were $798,877 compared with $237,160 in the prior period due increased travel and rent expenses by the company, the latter being a result of end of free rent period in leases.  Professional and consulting fees were $184,815 during that period as opposed to $430,100 for the same period last year due to decreased legal expenses related to various legal matters as described.   The Company

increased its depreciation expenses from $354,364 for the year to $1,544,512 as the Company commenced its depreciation of network upgrade equipment.

Net Income

As a result of the above, we had net loss from continuing operations for the year ended September 30, 2012 of $2,782,104.  For the year ended September 30, 2012, we had a net income from continuing operations of $501,269 and a net income of $2,015,898, after inclusion of a net gain from discontinued operations of $1,514,629.

Liquidity and Capital Resources

We had cash and cash equivalents of $22,821 at September 30, 2012 and $37,481 for September 30, 2011.

At September 30, 2012, we had a working capital deficit of $2,335,225; an increase from a working capital deficit of $1,093,818 as of September 30, 2011. The difference in working capital deficit is due primarily to increase in payables for NYTEX.

We have been able to sustain operations with a minimal cash balance as of September 30, 2012 and September 30, 2011 due to our ability to negotiate increased payment terms on individual invoices.  No credit agreements exist with suppliers other than to keep payables current (30 days).

We do not have a line of credit in place to provide cash needed for growth purposes.  To successfully grow our business, our management believes it must continue to increase our base of customers through the acquisition of telecommunications reseller.  Our current cash on hand is insufficient to be able to make any acquisition of a telecommunications reseller.  Accordingly, we must obtain additional financing in order to increase our customer based through acquisitions.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  We intend to seek additional funding in the form of equity financing from the sale of our common stock, but cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the acquisition of telecommunications resellers.  If we are unable to obtain additional financing when sought, our ability to grow our business will be impaired and may be forced to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other measures.  Any additional equity financing may involve substantial dilution to our then existing shareholders.  No financing agreements exist for the Company to date and we can make no guarantee that any such financing will be available to the Company on acceptable terms or at all. These risks are outlined in the Company’s RISK FACTORS within this annual report.

Cash provided by operating activities was $465,668 in the year ended September 30, 2012 compared to cash provided by operating activities of $793,907 during the same period last year.  Net loss of $2,782,104, an increase in accounts payable and accrued expenses of $2,554,293, along with an increase in accounts receivable of $810,579 and the effect of non-cash charges to income, such as depreciation, were the primary reasons for our positive operating cash flow for the year ended September 30, 2012. We decreased our prepayments to suppliers since the Company assumed the supply contracts of its former subsidiary, Teliphone Inc. as there are fewer suppliers from the former subsidiary.  Teliphone Inc. had outstanding payables with these same suppliers, additional security was required by these suppliers in order to permit the continuance of service delivery during the assignment of clients from Teliphone Inc.

Cash used in investing activities was $312,100 in the year ended September 30, 2012, compared to $47,180 during the prior period.  All cash used in investing activities during period related to the acquisition of capital assets.

Cash used in financing activities was $153,867 in the year ended September 30, 2012, compared to cash provided by financing activities of $132,375  in the prior year.  This change was primarily attributable to the repayments of related party payables.

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

Commitments/Contingencies:

Capital Expenditures

At September 30, 2012, the Company has no material commitments for capital expenditures.

Lease commitments

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which is set to expire on August 31, 2014. The Company has the following commitments remaining on this lease:

September 30,

2013:                  $51,960

2014:                  $43,300

Rent expense associated with this lease for the year ended September 30, 2012 and 2011 were:

September 30,

2011:                  $50,139

2012:                  $50,442

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30,

2013:                 $13,980

Rent expense associated with this lease for the year ended September 30, 2012 and 2011 were:

September 30,

2011:                $82,346

2012:                $83,663

Note Payable to Bank of Montreal

On March 30, 2011, the Company entered into a non-interest bearing note payable (the “Note”) to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note called for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 due on April 15, 2013.  As of September 30, 2011, the Company had met all of its payment obligations on this note payable.

Subsequently on November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO's claim.

Subsequently, on January 23, 2013, the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through February 2013.

Convertible Debentures

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had an original maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12%. As of February 6, 2011 the debenture holder agreed to continue on a month to month basis with monthly interest payments continuing at the 12% rate.

The A Debenture can either be paid to the holder on the anniversary or converted at the Company's option any time after the first anniversary at a conversion price equal to $0.25 per share of the common stock.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had an original  maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% and was further renewed to mature on February 28, 2014.

The original terms of the A Debenture was that it could either be paid to the holder on the anniversary or converted at the Company's option any time after the first anniversary at a conversion price equal to $0.25 per share of the common stock.  Subsequently, on February 1, 2013, the debenture was converted to a 2 year note at 12% per annum payable monthly with maturity on January 31, 2015, payable at any time by the Company without penalty.

The total amount of the A and B Debentures was $61,026.

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of September 30, 2012.

The Company has accrued $31,873 in accrued interest on this payable.

Current Related Party Debt

The Company has a net balance due of $112,880 to a Director of the Company and a company owned and controlled by the same Director as of September 30, 2012.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of September 30, 2012, the Company has accrued $10,381 in interest on these advances.

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

Going Concern

The Company has a working capital deficit of $2,335,225 as of September 30, 2012, and has an accumulated deficit of $3,006,956 as of September 30, 2012. The Company has streamlined its business, and expanded their services throughout Canada and expects to generate positive gross margins and positive net income from continuing operations for the next fiscal year as the effect of new products and increased network capabilities take hold. In particular we will rely on expanded revenues from the acquisition of the core operations and network of Navigata Communications 2009 Inc. as well as integration of the NYTEX platform in to Navigata's current wholesale business.  We expect that economies of scale with the merging of entities will play a large role in the overall lowering of cost of revenues. We will continue to look for acquisition opportunities that add to or complement our current offerings particularly where incremental revenues can accrue to the Company without incurring incremental overhead.

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

For Teliphone Corp:

•

Monthly fees for local, long distance and wireless voice services, as well as data services when we provide the services.

o

“Services over the Company’s network” means that a significant portion of the voice or data passes over the Company’s own data network which it controls; and

o

“Services resold from Major Provider’s networks” means that the Company re-sells the services purchased from a Major Provider to its customer, and hence does not control the voice or data flow (represents majority of the Company’s revenues).

•

Consulting fees which the Company earns when it sells hourly consulting services.

o

Consulting services are typically computer software development related, along with any administrative services that occur in the management of those resources (such as project management, accounting, administrative support, etc)

•

Other fees, such as network access fees, license fees, hosting fees, maintenance fees and standby fees, over the term of the contract.

•

Subscriber revenues when customers receive the service.

•

Revenues from the sale of equipment when the equipment is delivered and accepted by customers.

For NYTEX:

•

Revenue from minutes sold on the exchange at the time of purchase which includes the price of the minutes and a per minute transaction fee which can vary from transaction to transaction.

•

Consulting fees which the Company earns when it sells hourly consulting services:

o

Consulting services are typically for network operators which require advice on management of their international call termination

•

Revenues from the sale of equipment when the equipment is delivered and accepted by customers

Revenues exclude sales taxes and other taxes we collect from our customers.

Multiple-Element Arrangements

We enter into arrangements that may include the sale of a number of products and services, notably in sales of voice services over our own network.  In all such cases, we separately account for each product or service according to the methods previously described when the following five conditions are met:

·	The product or service has value to our customer on a stand-alone basis.

·	here is objective and reliable evidence of the fair value of any undelivered product or service.

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

Non-controlling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the consolidated balance sheets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Directors of

Teliphone Corp.

We have audited the accompanying balance sheets of Teliphone Corp. (the "Company") as of September 30, 2012 and 2011, and the related statements of operations and comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2012 and 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teliphone Corp. as of September 30, 2012 and 2011, and the results of its statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for years ended September 30, 2012 and 2011 in conformity with principles generally accepted in the United States of America.

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

/s/KBL, LLP

New York, NY

March 27, 2013

TELIPHONE CORP.
BALANCE SHEETS
SEPTEMBER 30, 2012 AND 2011
ASSETS
	US $
	SEPTEMBER 30,	SEPTEMBER 30,
	2012	2011
Current Assets:
Cash	$ 22,821	$ 37,481
Accounts receivable, net	892,549	140,149
Accounts receivable - related party	58,180	-
Inventory	16,257	18,690
Investments	20,444	-
Prepaid expenses and other current assets	51,234	47,065

Total Current Assets	1,061,485	243,385

Fixed assets, net of depreciation	2,924,075	1,240,513
Customer lists, net	1,505,657	1,389,416
Goodwill	2,585,040	585,040

TOTAL ASSETS	$ 8,076,257	$ 3,458,354

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Deferred revenue	$ 906	$ 776
Current portion of related party convertible debentures	61,026	57,240
Current portion of non related party loans	305,520	137,500
Current portion of related party loans	112,880	266,856
Current portion of obligations under capital lease	3,922	24,418
Liability for stock to be issued	19,868	469,868
Accounts payable and accrued expenses	2,544,229	380,545
Liabilities for payroll	348,359	-

Total Current Liabilities	3,396,710	1,337,203

Long Term Liabilities:
Obligations under capital lease, net of current portion	-	3,686
Non related party, net of current	-	119,881
Related party loans, net of current	70,828	70,828

	3,467,538	1,531,598
STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 125,000,000 shares authorized
and 63,160,745 and 61,360,745 shares issued and outstanding, respectively	63,160	41,360
Additional paid-in capital	7,554,082	2,125,882
Accumulated deficit	(3,006,956)	(224,852)
Accumulated other comprehensive income (loss)	(1,567)	(15,634)

Total Stockholders' Equity	4,608,719	1,926,756
Noncontrolling interest	-	-

Total Stockholders' Equity	4,608,719	1,926,756

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,076,257	$ 3,458,354

TELIPHONE CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	US$
	YEARS ENDED SEPTEMBER 30,
	2012	2011

OPERATING REVENUES
Revenues	$8,801,751	$ 2,257,385

COST OF REVENUES
Inventory, beginning of period	18,691	-
Purchases and cost of VoIP services	7,250,655	751,746
Inventory, end of period	(16,257)	(18,691)
Total Cost of Revenues	7,710,924	733,055

GROSS PROFIT	1,548,662	1,524,330

OPERATING EXPENSES
Selling and promotion	1,539	14,348
Wages, professional and consulting fees	1,490,256	574,051
Reconfiguration Expenses	457,835
Other general and administrative expenses	798,877	134,316
Depreciation and amortization	1,544,512	272,792
Total Operating Expenses	4,293,019	995,507

NET INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSE)	(2,744,357)	528,823

OTHER INCOME (EXPENSE)
Interest expense	(37,747)	(27,554)
Total Other Income (Expense)	(37,747)	(27,554)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,782,104)	501,269
Provision for Income Taxes	-	-

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(2,782,104)	501,269

Gain on disposal of discontinued operations	-	2,462,895
Loss on discontinued operations	-	(948,266)

NET GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	1,514,629

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(2,782,104)	$ 2,015,898

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES
From continuing operations	$ (0.05)	$ 0.01
From discontinued operations	-	0.04

	$ (0.05)	$ 0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	55,448,336	39,119,981

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,782,104)	$ 2,015,898
Other comprehensive income (loss)
Currency translation adjustments	14,067	112,989
Comprehensive income (loss)	$(2,768,037)	$ 2,128,887

TELIPHONE CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
US$

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance September 30, 2009	37,376,657	$37,376	$1,847,871	$(1,650,709)	$(119,562)	$114,977

Stock issuance for debt conversion	180,000	180	22,320	-	-	22,500

Net loss for the year	-	-	-	(590,041)	(9,061)	(599,103)

Balance September 30, 2010	37,556,657	37,556	1,870,191	(2,240,750)	(128,623)	(461,626)

Stock issuance for acquisition of clients	3,804,088	3,804	947,218	-	-	951,022

Sale of subsidiary	-	-	(691,527)	-	-	(691,527)

Net income for the year	-	-	-	2,015,898	112,989	2,128,887

Balance September 30, 2011	41,360,745	$41,360	$2,125,882	$(224,852)	$(15,634)	$1,926,756

Stock issuance for acquisition of Nytex	20,000,000	20,000	4,980,000			5,000,000

Stock issuance for debt conversion	1,800,000	1,800	448,200			450,000

Net loss for the year	-	-	-	(2,782,104)	14,067	(2,768,037)
Balance September 30, 2012	63,160,745	63,160	7,554,082	(3,006,956)	(1,567)	4,608,719

TELIPHONE CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011
	US$
	YEARS ENDED
	SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATINGACTIVITIES - CONTINUING OPERATIONS
Net income (loss)	$ (2,782,104)	$ 501,269

Adjustments to reconcile net income (loss) to net cash
provided by operating activities - continuing operations:
Depreciation and amortization	1,544,512	272,792

Changes in assets and liabilities
(Increase) in accounts receivable	(810,579)	(140,149)
Decrease (increase) in inventory	2,433	(18,690)
(Increase) in prepaid expenses and other current assets	(43,017)	(190,464)
Increase in deferred revenues	130	776
Increase in accounts payable and
and accrued expenses	2,554,293	368,373
Total adjustments	3,247,772	292,638

Net cash provided by operating activities	465,668	793,907

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of capital assets	(312,100)	(47,180)

Net cash (used in) investing activities	(312,100)	(47,180)

CASH FLOWS FROM FINANCING ACTIVITES
Payments under capital lease	(24,182)	(7,397)
Proceeds (repayment) of loans payable - non-related parties	48,140	(117,619)
(Repayment) proceeds from loan payable - related parties, net	(177,825)	257,391

Net cash provided by (used in) financing activities	(153,867)	132,375

DISCONTINUED OPERATION
Operating activities	-	2,257,717
Investing activities	-	(427,258)
Financing activities	-	27,776
Gain on disposal of subsidiary	-	(2,462,895)
Net cash flows provided by discontinued operations	-	(604,660)

Effect of foreign currencies	(14,361)	(236,961)

NET INCREASE (DECREASE) IN CASH	(14,660)	37,481

CASH - BEGINNING OF PERIOD	37,481	-

CASH - END OF PERIOD	$ 22,821	$ 37,481

CASH PAID DURING THE PERIOD FOR:
Interest expense	$ 37,747	$ 27,554

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for conversion of notes payable	$ 450,000	$ -
Equipment purchased under capital leases	$ -	$ 12,052
Equipment purchased for common stock to be issued	$ -	$ 450,000

Acquisition of Orion customers:
Customer lists	$ -	$ 1,479,265
Other receivables	-	(153,243)
Issuance of note payable - BMO	-	(375,000)

Common stock issued in acquisition	$ -	$ 951,022

Acquisition of Nytex :
Customer lists	$ 500,000	-
Goodwill	2,000,000	-
Depreciable assets	2,500,000

Common stock issued in acquisition	$ 5,000,000

The accompanying notes are an integral part of the financial statements.

TELIPHONE CORP.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

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

On December 11, 2012, the Company completed the acquisition of the core assets and network (the "Navigata Acquired Businesses") of Navigata Communications 2009 Inc. (the "Seller"). The acquisition was effected pursuant to a two-step process involving a Purchase Agreement, dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), the Seller and certain affiliates of Quebec (the "Asset Purchase Agreement"); and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal instalments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630.  On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

Number

Purchase Price

Expiry of Warrant

    of Warrant

of Warrants

per share(USD)

1

December 15, 2013

5,000,000

   $0.20

December 15, 2016

2

December 15, 2014

2,500,000

   $0.40

December 15, 2017

3

December 15, 2015

1,666,667

   $0.60

December 15, 2018

4

December 15, 2016

1,250,000

   $0.80

December 15, 2019

5

December 15, 2017

1,000,000

   $1.00

December 15, 2020

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,00 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel.

On  December 28, 2012 the Company entered in to an agreement with The New York Telecom Exchange Inc., a New York Company (“NYTEX”) under which NYTEX unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that are currently shown as ”Accounts Payable” on the books of the Company. No consideration is payable by the Company in this transaction. As a result of this transaction, the Company decreased the goodwill purchased in the transaction with NYTEX one year earlier.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titans outstanding shares in exchange for a total consideration of $1,696,600. The consideration is payable in accordance with the following schedule: i) $349,300  paid at closing; ii) $34,930 paid 30 days from closing; iii) $34,930 paid 60 days from closing; and iv) the balance ($1,277,440) to be paid in 36 equal monthly payments ($35,484 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,663,267 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone Inc above $540,000 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the SPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Companyacquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone  totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

.

Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss of $2,782,104 for the year ended September 30, 2012, as well as having a working capital deficit of $2,335,225 as of September 30 2012and has an accumulated deficit of $3,006,956 through September 30, 2012. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. With the acquisition of NYTEX the Company added wholesale international long distance termination to it service offerings. The positive gross margin generated by Teliphone was largely offset by an increase in depreciation due to investment in equipment and an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service. The Company has now completed the migration all its voice/data purchases to a new supplier and as a result expects reduced its operating direct costs.

The Company is working on increasing its working capital deficit. The Company’s former subsidiary, Teliphone Inc. had accumulated trade payables greater than their trade receivables up to May 2011. The Company had consolidated their operations such that the Company and not its subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011. On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act. On May 31, 2011, the Company sold its entire holdings of Teliphone Inc. and as such no longer has responsibility for this trade deficit.

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

Lastly, subsequent to September 30, 2012, on December 16, 2012 the Company completed an acquisition of the core operations and network of Navigata Communications 2009 Inc.  pursuant to an asset purchase agreement executed on November 30 2012 through an acquisition company, 9191-4200 Quebec Inc. The assets acquired related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, Los Angeles, and New York. While the acquisition increased the Company's sales and net equity, it will require a significant effort related to restructuring including negotiation with creditors and rationalization of resources.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

With the sale of Teliphone Inc. on May 31, 2011, the Company disposed of its only majority-owned subsidiary, and as a result, all non-controlling interests have been disposed of. The financial statements include no subsidiaries for the year ended September 30, 2012, and as a result of the acquisition of JAMM on December 11, 2012, the Company will begin to consolidate the results of that entity commencing with the quarter ended December 31, 2012.

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

•

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $167,206 at September 30, 2012.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended September 30, 2012 and 2011 are included in selling and promotion expenses in the statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. During the years ended September 30, 2012 and 2011, the Company did not impair any long-lived assets including goodwill and other intangible assets (see Note 10).

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

The following is a reconciliation of the computation for basic and diluted EPS:

September 30,

     September 30,

      2012

2011

Net income (loss)

$(2,782,104)

$2,015,898

Weighted-average common stock

Outstanding (Basic)

55,448,336

39,119,981

Weighted-average common stock

Equivalents

Stock Options

-

-

Warrants

-

-

Weighted-average common stock

Outstanding (Diluted)

55,448,336

39,119,981

The Company has not issued options or warrants to purchase stock in these periods. If there were options or warrants outstanding they would not be included in the computation of diluted EPS when the Company reported a loss because inclusion would have been anti-dilutive.

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

Segment Information

The Company follows the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. Up to December 31, 2011, the Company had not segregated the business despite the Company incurring sales of hardware components for the VoIP service as well as the service itself. The Company treated these items as one component.

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

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	YEAR ENDED SEPTEMBER 30, 2012

	Teliphone	NYTEX	Total
Segmented Operating Revenues	$4,405,904	$4,395,847	$8,801,751
Total Cost of Revenues	2,829,747	4,423,342	7,710,924
Gross Profit	1,576,157	(27,495)	1,090,827

Total Operating Expenses Net of Depreciation and Amortization	2,685,647	100,607	2,328,419
Depreciation and Amortization	1,111,179	433,333	1,544,512

Net (Loss) Applicable to Common Shares	($2,220,669)	$(561,435)	$(2,782,104)

Segmented Fixed Assets
NYTEX Trading Platform	$-	$1,725,000	$1,725,000
Customer Lists	1,080,657	425,000	1,505,657
Goodwill	585,040	2,000,000	2,585,040
Other fixed assets	1,199,075	-	1,199,075

Total Assets	$2,864,772	$4,150,000	$7,014,772

Customer Lists

The Company acquired in two separate transactions in March 2011 and December 2011, customer lists. The customer lists are amortized over a period of five years. The customer lists are amortized utilizing the straight-line method, and the Company performs an annual impairment test regarding whether there needs to be additional write-off. The amortization for the years ended September 30, 2012 and 2011 of $383,759 and $154,380, respectively, do not include any additional impairment. Based on an evaluation of the customers, Management has determined no further impairment to be necessary as of September 30, 2012.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2012, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

The Company has performed a review of its material tax positions. During the years ended September 30, 2012 and 2011, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

Goodwill

Goodwill and Other Intangible Assets—Under ASC No. 350, “Intangibles—Goodwill and Other” (“ASC 350”), goodwill and indefinite lived intangible assets are not amortized but are reviewed annually for impairment, or more frequently, if impairment indicators arise. Intangible assets that have finite lives are amortized over their estimated useful lives and are subject to the provisions of ASC No. 360, “Property, Plant and Equipment” (“ASC 360”).

Goodwill impairment is tested at least annually (October 1 for the Company) or when factors indicate potential impairment using a two-step process that begins with an estimation of the fair value of each reporting unit. Step 1 is a screen for potential impairment pursuant to which the estimated fair value of each reporting unit is compared to its carrying value. The Company estimates the fair values of each reporting unit by a combination of (i) estimation of the discounted cash flows of each of the reporting units based on projected earnings in the future (the income approach) and (ii) a comparative analysis of revenue and margins multiples of public companies in similar markets (the market approach). If there is a deficiency (the estimated fair value of a reporting unit is less than its carrying value), a Step 2 test is required.

On December 30, 2011 the Company acquired the assets of the New York Telecom Exchange Inc. The Company issued 20,000,000 shares ($0.25 per share) on December 30, 2011 for the acquisition of the New York Telecom Exchange Inc. The value of $5,000,000 was allocated as follows: $2,300,000 for the trading platform, $200,000 for computer equipment, $500,000 for the customer lists, and the remaining balance of $2,000,000 allocated to goodwill.

In addition, the Company acquired $585,040 in goodwill from the Orion acquisition in 2011.

Upon performing an evaluation at September 30, 2012, Management determined that none of the goodwill has been impaired.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3-

FIXED ASSETS

Fixed assets as of September 30, 2012 and 2011 were as follows:

	Estimated Useful
	Life (Years)	September 30,	September 30,
		2012	2011

Furniture and fixtures	5	$689	$689
Trading platform	5	2,300,000	-
Computer equipment	3	1,902,276	1,357,963

		4,202,965	1,358,652
Less: accumulated depreciation		1,278,890	118,139
Fixed assets, net		$2,924,075	$1,240,513

There was $1,160,751 and $118,139 charged to operations for depreciation expense for continuing operations for the years ending September 30, 2012 and 2011, respectively.  In addition, based on an evaluation of the Company’s fixed assets, Management has determined that there is no impairment on any of these long-lived assets.

NOTE 4-

CUSTOMER LISTS

Customer lists as of September 30, 2012 and 2011 were as follows:

	Estimated Useful
	Lives (Years)	September 30,	September 30,
		2012	2011
Customer lists	5	$2,043,796	$ 1,543,796

		2,043,796	1,543,796
Less: accumulated amortization		538,139	154,380
Customer lists, net		$1,505,657	$1,389,416

The amortization for the years ended September 30, 2012 and 2011 of $383,759 and $154,380, respectively, do not include any additional impairment. Based on an evaluation of the customers, Management has determined no further impairment to be necessary as of September 30, 2012.

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of September 30, 2012.

The Company has accrued $31,873 in accrued interest on this payable.

Current Related Party Debt

The Company has a net balance due of $112,880 to a Director of the Company and a company owned and controlled by the same Director as of September 30, 2012.  The advances are considered short term in nature, accrue interest at 12% per annum, and are due on demand. As of September 30, 2012, the Company has accrued $10,381 in interest on these advances.

NOTE 6-

CONVERTIBLE DEBENTURES

On February 6, 2009, the Company entered into a 12% Convertible Debenture (the “A Debenture”) with an individual. The A Debenture had an original maturity date of February 6, 2010, and incurred interest at a rate of 12% per annum.  On February 6, 2010, the A Debenture was renewed for an additional 12 months at 12%. As of February 6, 2011 the debenture holder agreed to continue on a month to month basis with monthly interest payments continuing at the 12% rate.

The A Debenture can either be paid to the holder on the anniversary or converted at the Company's option any time after the first anniversary at a conversion price equal to $0.25 per share of the common stock.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had an original  maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% and was further renewed to mature on February 28, 2014.

The original terms of the A Debenture was that it could either be paid to the holder on the anniversary or converted at the Company's option any time after the first anniversary at a conversion price equal to $0.25 per share of the common stock.  Subsequently, on February 1, 2013, the debenture was converted to a 2 year note at 12% per annum payable monthly with maturity on January 31, 2015, payable at any time by the Company without penalty.

The total amount of the A and B Debentures was $61,026.

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

September 30,

2013:$51,960

2014:

$43,300

Rent expense associated with this lease for the year ended September 30, 2012 and 2011 were:

September 30,

2011:$50,691

2012:

$50,442

The Company has a lease with a business center for its Montreal, Canada offices which is set to expire on November 30, 2013. The Company has the following commitments remaining on this lease:

September 30,

2013:$13,980

Rent expense associated with this lease for the year ended September 30, 2012 and 2011 were:

September 30,

2011:$83,253

2012:

$83,663

Teliphone Business Solutions Corp.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Under an initial agreement executed on April 15, 2012 with the Company Dezmocom would share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions an initial $19,426 increased to $20,444 which has been matched by Dezmocom. This amount is reflected in investments at September 30, 2012. Subsequently the Company reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

Litigation Claims

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

The Former owners of Orion were also pursuing the Company’s former subsidiary Teliphone Inc. for $150,000 for the early termination of the employment agreement.

On March 10, 2010, Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion had filed an original claim against the Company’s former subsidiary Teliphone Inc. requesting payment of Orion’s outstanding debt of CD$778,607.  BMO stood as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claimed that as a secured creditor holding a General Security Agreement, it had rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.

On March 30, 2011, the Company acquired the client lists from BMO and therefore resolved the disputes with BMO for a total settlement of $375,000 payable over 24 months as follows:  $25,000 due at commencement and a further $11,458 per month, with a final payment of $75,000 on the 24th month (See Note 12 for further discussion).

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO’s claim.

Subsequently, on January 23, 2013 the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through February 2013.

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of September 30, 2012, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 63,160,745 shares issued and outstanding as of September 30, 2012.

The Company issued 3,804,088 shares on May 4, 2011 for the acquisition of the rights to service the former clients of Orion Communications Inc. (“Orion”) after its dispute settlement with Orion’s secured creditors.

The Company agreed to issue 489,871 shares on March 31, 2010 as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its Bank.  In addition, the Company has agreed to issue 1,800,000 shares of stock for its acquisition of $450,000 worth of equipment from Orion Communications, Inc. on September 1, 2011. The 2,289,471 shares of stock has not been issued, however the Company has booked a liability for stock to be issued of $469,868 as of September 30, 2011. The 1,800,000 shares were issued in fiscal 2012.

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

Subsequently on December 11, 2012 the Company issued 61,500,000 shares ($0.22 per share) for the acquisition of the core operations, assets and network of Navigata Communications 2009 Inc.

The Company as of September 30, 2012 and for the years ended September 30, 2012 and 2011, has not issued any options or warrants.

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

At September 30, 2012 the Company had no deferred tax assets.

At September 30, 2012, the Company had a net operating loss in the amount of amount of $2,782,104 for the year and a cumulative losses of $3,006,956, all of which occurring within the Province of Ontario, Canada, and is offset by net loss carry forward and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

	2012	2011
Canadian Federal statutory rate	3.5%	3.5%
Canadian Provincial income taxes, net of federal benefits	12.0	12.0
Valuation allowance	0.0	0.0
	15.5%	15.5%

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. At September 30, 2012, minimum future annual lease obligations are as follows:

Year Ending

September 30, 2013

  3,992

  3,992

Less: Amounts representing interest

  (70)

Total

  3,922

 Current portion

 (3,922)

Long-term portion

$-

NOTE 12-

NOTE PAYABLE - BMO

On March 30, 2011, the Company entered into a non-interest bearing Note Payable to Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc.  The Note called for an initial payment of $25,000 followed by 24 equal payments due on the 15th of the month of $11,458, and a final payment of $75,000 originally due on April 15, 2013.

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO’s claim.

Subsequently, on January 23, 2013 the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through February 2013.

See NOTE 14 – SUBSEQUENT EVENTS.

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

NOTE 14-

SUBSEQUENT EVENTS

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by the Company. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO's claim.

Subsequently, on January 23, 2013 the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through February 2013.

On December 11, 2012, the Company completed the acquisition of the core assets and network (the "Navigata Acquired Businesses") of Navigata Communications 2009 Inc. (the "Seller"). The acquisition was effected pursuant to a two-step process involving a Purchase Agreement, dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), the Seller and certain affiliates of Quebec (the "Asset Purchase Agreement"); and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal instalments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630.  On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

     Number

  Purchase Price

Expiry of Warrant

 of Warrant

     of Warrants

  per share(USD)

1

December 15, 2013

5,000,000

    $0.20

December 15, 2016

2

December 15, 2014

2,500,000

    $0.40

December 15, 2017

3

December 15, 2015

1,666,667

    $0.60

December 15, 2018

4

December 15, 2016

1,250,000

    $0.80

December 15, 2019

5

December 15, 2017

1,000,000

    $1.00

December 15, 2020

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,00 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel.

The Company acquired the assets as noted below in consideration of the shares. Based on the fair values at the effective date of acquisition the purchase price in US$ was allocated as follows:

Net Assets Purchased
Property, plant and equipment	$7,758,629
Customer lists	2,152,578
Cash	943,726
Prepaid expenses and other current assets	4,334,079
Accounts receivable	2,347,975
Accounts payable and other current liabilities	(9,171,061)
Long-term payables	(598,459)
Notes payable under Asset Purchase Agreement (Nov 30, 2012) (1)	(6,287,232)
Goodwill	12,049,765
Purchase Price	$13,530,000

(1)

 On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting.

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $12,049,765in the books and records of the Company.

The following table shows pro-forma results for the years ended September 30, 2012 and 2011 as if the acquisition had occurred on October 1, 2010. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the purchased Company and Teliphone Corp.

For the years ended September 30,

  2012

    2011

Revenues                                                          $32,356,660          $34,083,238

Net income (loss)                                              $(3,924,142)            $4,090,416

.

On  December 28, 2012 the Company entered in to an agreement with The New York Telecom Exchange Inc., a New York Company (“NYTEX”) under which NYTEX unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that are currently shown as ”Accounts Payable” on the books of the Company. No consideration is payable by the Company in this transaction. As a result of this transaction, the Company decreased the goodwill purchased in the transaction with NYTEX one year earlier.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titans outstanding shares in exchange for a total consideration of $1,696,600. The consideration is payable in accordance with the following schedule: i) $349,300  paid at closing; ii) $34,930 paid 30 days from closing; iii) $34,930 paid 60 days from closing; and iv) the balance ($1,277,440) to be paid in 36 equal monthly payments ($35,484 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,663,267 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone Inc above $540,000 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the SPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Companyacquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone  totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

The combined net assets purchased in both transactions on February 8, 2013 were:

Net Assets Purchased
Property, plant and equipment	$254,191
Customer lists	998,000
Investments	84,319
Cash	4,481
Current assets	644,129
Current liabilities	(775,919)
Long-term Liabilities	(29,192)
Goodwill	616,393
Purchase Price	$1,796,402

The goodwill will not be amortized but it will be tested annually for impairment. Goodwill in connection with these acquisitions is stated at $616,393 in the books and records of the Company

The following table shows pro-forma results for the years ended September 30, 2012 and 2011 as if both acquisitions had occurred on October 1, 2010. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the purchased Company and Teliphone Corp.

For the years ended September 30,

  2012

2011

Revenues

$34,561,308

$35,748,971

Net income (loss)

$(3,968,468)

$3,904,975

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of September 30, 2012, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  While we have improved our timeliness of disclosure such as the timely filing of Form 8-K notices of certain events for which disclosure is required, we believe, primarily from the fact that we have limited personnel and funds available for continuous legal counsel to oversee our daily operations as it pertains to our filing requirements with the SEC.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the notification. We believe that improvements will occur with the subsequent acquisition of Navigata Communications 2009 Inc. in December 2012 due to more internal resources being available for delivery of effective disclosures, controls and procedures. The expanded entity now has a dedicated staff position to each of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President Corporate Affairs rather than combined responsibilities.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, as of September 30, 2012 our internal control over financial reporting is not effective based on those criteria. Ineffective disclosure controls and procedures may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, we cannot assure you that we will not discover additional weaknesses in our disclosure controls and procedures. Any such additional weakness or failure to remediate the existing weakness could adversely affect our financial condition or ability to comply with applicable financial reporting requirements.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the year ended September 30, 2012.

Subsequently as noted in the first section we engaged the services of a dedicated and accredited Financial Officer.  We believe that this will begin to address the issues of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 31, 2011, we sold our entire equity interest in Teliphone Inc., along with some early-stage mobile call processing technology and various supplier liabilities to YEURB Investments for $1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information sets forth the names of our current director and executive officers, their ages and their present positions.

NAME	AGE	SERVED SINCE	POSITIONS WITH COMPANY
Benoit Laliberte	40	November 30, 2012	Director, President, CEO and CFO

Benoit Laliberte.  Mr. Laliberte was appointed to serve as our Chief Executive Officer, Chief Financial Officer and President on November 30, 2012.   He has been involved in the hi-tech field for most of his life, having started his first computer business in high school.  In 1994 he created the first electronic virus immune computer using its Electronic Virus Activity Control (EVAC) technology. EVAC was built into computer servers to immediately detect and prevent viruses. In1996, he won the Young Entrepreneur of the Year award by the Business Development Bank of Canada. He worked with Microsoft to develop the first generation of Cloud Computing and also created Windows Based Intelligent Terminals.  In 2004 he founded Teliphone and has been the primary force behind its development since that time. We believe that Mr. Laliberte’s extensive business expertise, his experience in managing business development within a technology environment gives him the qualifications and skills to serve as a Director.

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

For the fiscal year ending September 30, 2012, the Board:

·	Reviewed and discussed the audited financial statements with management, and

·	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended September 30, 2012 to be included in the Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership of, and transactions in, our securities and to provide us with copies of those filings.  To our knowledge, based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended September 30, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to our Senior Financial Officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.  Our Code of Ethics and Conduct is intended to ensure that our employees act in accordance with the highest ethical standards.  The Code of Ethics and Conduct is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005. Such standards will apply to all acquired entities.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information concerning the total compensation of our Chief Executive Officer, Chief Financial Officer and the other most highly compensated officers during the last fiscal year (the “Named Executive Officers”) for services rendered to us in all capacities for the years ended September 30, 2012 and 2011:

Summary Compensation Table

Name(s)	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Lawry Trevor-Deutsch CEO, CFO & President (1)	2011 2012	20,833 37,500	-	-	-	-	20,833 37,500

(1)

Mr. Trevor Deutsch was appointed to serve as our Chief Executive Officer, Chief Financial Officer and President on October 19, 2010.

Subsequently he resigned as Chief Executive Officer and Chief Financial Officer and President on November 30, 2012

Consulting Agreement

The Company utilizes the services of Mr. Benoit Laliberte through a consulting agreement with SeaJordan Inc . SeaJordan Inc. is owned by “Fiducie Familiale MAA” (MAA Family Trust) and the beneficial owner of shares held by this entity is Ann Marie Poudrier, Benoit Laliberte's spouse. SeaJordan Inc./MAA was paid $253,304 during the year ended September 30, 2012 related to the delivery of these consulting services to the Company.

Compensation Components

Base Salary and Bonuses.  At this time, we do not compensate our executive officers by the payment of bonus compensation.  During the Fiscal Year 2012, Mr. Trevor-Deutsch as President was at an annual rate of $50,000.

Stock Options.  Stock option awards are determined by the Board of Directors based on numerous factors, some of which include responsibilities incumbent with the role of each executive to the Company and tenure with the Company.  We did not grant any stock option awards to our executive officers during the year ended September 30, 2012.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to any of our named executive officers at September 30, 2012.

Equity Compensation or Other Benefit Plans

We have never established any form of equity compensation plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan or any defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

Our directors did not receive any compensation for their service during the year ended September 30, 2012.  No options were granted or exercised in 2012.  We have no standard arrangement to compensate directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Employment Contracts; Termination of Employment and Change-in-Control Arrangements

We do not have any employment agreements with any of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 2, 2013 the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Shares Owned		Options Exercisable Within 60 Days (2)	Percent of Class
Directors and Executive Officers
Lawry Trevor-Deutsch (3)	781,343		-	0.006%

More Than 5% Beneficial Owners
Fiducie Residence JAAM (4)	61,500,000		-	49.4%
New York Telecom Exchange Inc. (5)	20,000,000		-	16.1%
3874958 Canada Inc. (6)	12,560,451		-	10.1%
9191-4200 Quebec Inc. (7)	7,577,835	-	-	6.1%

(1)	Unless otherwise provided, the address of each person is c/o 424 St-François-Xavier Street, Montreal, Quebec, Canada H2Y 2S9.

(2)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of January 13, 2012

(3)	Lawry Trevor-Deutsch is the indirect beneficial owner of 534,184 shares held by Strathmere Associates International Limited.

(4)	Fiducie Residence JAAM is a family trust and this entity is controlled by Anne Marie Poudrier, a Director of the Company and Benoit Laliberte's spouse
(5)	New York Telecom Exchange Inc. is a Florida Corporation controlled by Anne Marie Poudrier, a Director of the Company and Benoit Laliberte's spouse.
(6)

3874958 Canada Inc. is owned by “Fiducie Familiale MAA” (MAA Family Trust) and the beneficial owner of shares held by this entity is Anne Marie Poudrier, a Director of the Company and  Benoit Laliberte's spouse.

(7)	9191-4200 Quebec Inc. is 100% owned by Teliphone Corp.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this annual report; accordingly, it includes shares of our common stock that are issuable upon the exercise of stock options exercisable within 60 days of April 2, 2013. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

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

·

On September 16, 2009, we entered into a verbal loan agreement (the “Loan Agreement”) with Mr. Trevor-Deutsch. The loan agreement provides us the opportunity to extend our existing credit facility with our bank, TD Canada Trust (TD).  Under the terms of the Loan Agreement, Mr. Trevor-Deutsch agreed to loan us One Hundred Seventy Five Thousand Dollars ($175,000) (the “Loan”) in order to secure a Guaranteed Investment Certificate (“GIC”) for the same principal amount as collateral security for the TD credit facility.  We agreed to repay the Loan on demand together with interest at a rate of twelve percent (12%) per year plus any borrowing fees incurred by Mr. Trevor-Deutsch.  Interest of eight percent (8%) under the Loan Agreement is payable partly in cash (four percent (4%)) and partly in shares (four percent (4%)) of our common stock based on the average quarterly trading price of our shares as traded on the Over-The-Counter-Bulletin-Board.  For the year ending September 30 2012, we have paid Mr. Trevor-Deutsch $5,746 in cash and are obligated to issue him 1,160,000 shares, which have not been issued as of the date of this report.

·

On December 31, 2008, we entered into a verbal long-term loan agreement (“Long-Term Loan Agreement”) with Strathmere Associates International Limited (“Strathmere”), a company controlled by Mr. Trevor-Deutsch for a total of seventy thousand eight hundred and twenty-eight dollars ($70,828).  The Long-Term Loan Agreement combined all prior advances that were made by Strathmere prior to December 31, 2008.  Under the Terms of the Long-Term Loan Agreement, we agreed to pay the long-term loan on demand along with interest at a rate of twelve percent (12%) paid quarterly. No payments were made in fiscal years 2012 and 2011.

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

Acquisition of Assets from Navigata Communications 2009 Inc.

On December 11, 2012, Teliphone Corp. (the "Company") completed the acquisition of the core assets and network (the "Navigata Acquired Businesses") of Navigata Communications 2009 Inc. (the "Seller"). The acquisition was effected pursuant to a two-step process involving a Purchase Agreement, dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), the Seller and certain affiliates of Quebec (the "Asset Purchase Agreement"); and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of

CD$5,000,000 to be paid in cash in five separate, equal instalments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630. On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

Number

Purchase Price

Expiry of Warrant

     of Warrant

of Warrants

per share(USD)

1

December 15, 2013

5,000,000

$0.20

December 15, 2016

2

December 15, 2014

2,500,000

$0.40

December 15, 2017

3

December 15, 2015

1,666,667

$0.60

December 15, 2018

4

December 15, 2016

1,250,000

$0.80

December 15, 2019

5

December 15, 2017

1,000,000

$1.00

December 15, 2020

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,00 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel.

Liability Assumption Agreement

On  December 28, 2012 the Company entered in to an agreement with The New York Telecom Exchange Inc., a New York Company (“NYTEX”) under which NYTEX unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that are currently shown as ”Accounts Payable” on the books of the Company. No consideration is payable by the Company in this transaction. As a result of this transaction, the Company decreased the goodwill purchased in the transaction with NYTEX one year earlier.

Acquisitions of Titan Communications Inc.& Cloud-Phone Inc.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titans outstanding shares in exchange for a total consideration of $1,696,600. The consideration is payable in accordance with the following schedule: i) $349,300  paid at closing; ii) $34,930 paid 30 days from closing; iii) $34,930 paid 60 days from closing; and iv) the balance ($1,277,440) to be paid in 36 equal monthly payments ($35,484 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,663,267 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone Inc above $540,000 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the SPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Companyacquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone  totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by KBL, LLP for professional services for the fiscal year ended September 30, 2012 and for professional services for the fiscal year ended September 30, 2012:

			Fiscal 2012 Fees	Fiscal 2011 Fees
Fee Category
Audit Fees	$27,500	$27,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$27,500	$27,500

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

The audit report of KBL, LLP on the consolidated financial statements of the Company for the year ended September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on our consolidated financial statements for the fiscal years ended September 30, 2012 and September 30, 2011 contained an uncertainty about our ability to continue as a going concern.

During our fiscal years ended September 30, 2012 and 2011, there were no disagreements with KBL, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to KBL, LLP satisfaction would have caused it to make reference to the subject matter of such disagreements in connection with its reports on the consolidated financial statements for such periods.

During our fiscal years ended September 30, 2012 and 2011, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELIPHONE CORP.

Date: April 2, 2013	By:	/s/ Benoit Laliberte
Benoit Laliberte
Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 2, 2013	By:	/s/ Anne Marie Poudrier
Anne Marie Poudrier
Director

ITEM 15. EXHIBITS

 TELIPHONE CORP.

EXHIBIT INDEX

TO

2012 ANNUAL REPORT ON FORM 10-K

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