Form 10-Q
period 2012-12-31
Teliphone Corp
filed 2013-04-05
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-28793

TELIPHONE CORP.

(Exact name of Registrant as specified in its charter)

Nevada	30-0651002
(State or jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

300-1550 Alberni, Vancouver, British Columbia V6G 1A5

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 604-990-2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of April 5, 2013, there were 124,660,745 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 (UNAUDITED) AND SEPTEMBER 30, 2012

ASSETS

   US $

DECEMBER 31,

SEPTEMBER 30,

         2012

             2012

(UNAUDITED)

Current Assets:

  Cash

 $1,562,026

 $22,821

  Accounts receivable, net

 4,021,499

 892,549

  Accounts receivable - related party

 -

 58,180

  Inventory

 47,178

 16,257

  Investments

 20,444

 20,444

  Prepaid expenses and other current assets

           2,094,204

                 51,234

    Total Current Assets

               7,745,351

              1,061,485

  Fixed assets, net of depreciation

 10,245,962

 2,924,075

  Prepaid expenses, net of current portion

 1,930,397

 -

  Customer lists, net

 3,556,045

 1,505,657

  Goodwill

         13,641,659

             2,585,040

TOTAL ASSETS

       $37,119,414

           $8,076,257

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

  Deferred revenue

 $1,474,676

 $906

  Current portion of related party convertible debentures

 60,180

 61,026

  Current portion of non related party notes

 2,682,578

 305,520

  Current portion of related party loans

 224,450

 112,880

  Current portion of obligations under capital lease

 282,228

 3,922

  Liability for stock to be issued

 19,868

 19,868

  Accounts payable and accrued expenses

 3,617,179

 2,544,229

  Other accrued liabilities

 2,041,430

 -

  Liabilities for payroll

           1,580,297

              348,359

      Total Current Liabilities

             11,982,886

           3,396,710

Long Term Liabilities:

  Obligations under capital lease, net of current portion

 237,521

 -

  Non related party, net of current

 2,034,203

 -

  Related party loans, net of current

                70,828

               70,828

         14,325,438

          3,467,538

STOCKHOLDERS' EQUITY

  Common stock, $.001 Par Value; 125,000,000 shares authorized and 124,660,745 and 61,360,745 shares issued and outstanding,

    respectively

 124,660

 63,160

  Additional paid-in capital

 26,048,082

 7,554,082

  Accumulated deficit

 (3,370,048)

 (3,006,956)

  Accumulated other comprehensive income (loss)

               (8,718)

              (1,567)

      Total Stockholders' Equity

 22,793,976

 4,608,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

            $37,119,414

$8,076,257

The accompanying notes are an integral part of the consolidated financial statements

 TELIPHONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

            US$

         THREE MONTHS ENDED

                  DECEMBER 31,

        2012

         2011

OPERATING REVENUES

  Revenues

   $2,887,853

     $1,225,176

COST OF REVENUES

  Inventory, beginning of period

 16,257

 18,690

  Purchases and cost of VoIP services

 1,713,452

 791,114

  Inventory, end of period

 (47,178)

 (12,849)

       Total Cost of Revenues

    1,682,531

        796,955

GROSS PROFIT

     1,205,322

        428,221

OPERATING EXPENSES

   Selling and promotion

 33,235

 -

   Wages, professional and consulting fees

622,245

 233,693

   Other general and administrative expenses

 386,603

 79,940

   Depreciation and amortization

       516,900

          199,207

       Total Operating Expenses

    1,558,983

         512,840

NET INCOME (LOSS) BEFORE OTHER

INCOME (EXPENSE)

 (353,661)

 (84,619)

OTHER INCOME (EXPENSE)

   Interest expense

         (9,431)

           (3,884)

       Total Other Income (Expense)

         (9,431)

           (3,884)

NET INCOME (LOSS) BEFORE PROVISION

FOR INCOME TAXES

 (363,092)

 (88,503)

Provision for Income Taxes

 -

 -

NET INCOME (LOSS) APPLICABLE

TO COMMON SHARES

   $(363,092)

       $(88,503)

NET INCOME (LOSS) PER BASIC AND

DILUTED SHARES

$(0.00)

 $(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING

  77,510,745

    41,578,137

COMPREHENSIVE INCOME (LOSS)

     Net income (loss)

 $(363,092)

 $(88,503)

     Other comprehensive income (loss)

         Currency translation adjustments

          (7,151)

          34,089

Comprehensive income (loss)

    $(370,243)

       $(54,414)

The accompanying notes are an integral part of the consolidated financial statements

TELIPHONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

US$

THREE MONTHS ENDED

DECEMBER 31,

          2012

         2011

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)

        $(363,092)

      $(88,503)

   Adjustments to reconcile net (loss) to net cash

     provided by operating activities:

     Depreciation and amortization

 516,900

 199,207

  Changes in assets and liabilities

     (Increase) in accounts receivable

 (733,981)

 (44,435)

     (Increase) decrease in inventory and other assets

 (5,967)

 5,841

     (Increase) decrease in prepaid expenses and other current assets

 312,619

 (20,060)

     (Decrease) Increase in liability for stock to be issued

 -

 -

     Increase (decrease) in deferred revenues

 103,613

 100

    Increase (decrease) in accounts payable and accrued expenses

 891,193

 201,033

     Total adjustments

   1,084,377

       341,450

     Net cash provided by operating activities

    721,285

       252,947

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of cash on purchase of subsidiary

 943,726

 -

   Acquisitions of capital assets

          (17,736)

     (129,454)

      Net cash provided by (used in) investing activities

       925,990

     (129,454)

CASH FLOWS FROM FINANCING ACTIVITES

    Repayments of amounts under capital lease

 (22,210)

 (6,254)

   Advancement (Repayment) of Notes payable - non-related parties

 (228,423)

 22,005

   (Repayment) Proceeds from loan payable - related parties, net

      152,800

     (173,612)

       Net cash (used in) financing activities

   (97,833)

     (157,861)

Effect of foreign currencies

          (10,237)

        31,603

NET INCREASE (DECREASE) IN CASH

 1,539,205

 (2,765)

CASH - BEGINNING OF PERIOD

         22,821

        37,481

CASH - END OF PERIOD

  $1,562,026

      $34,716

CASH PAID DURING THE PERIOD FOR:

    Interest expense

        $9,431

       $3,884

SUPPLEMENTAL NONCASH INFORMATION

Warrants issued for conversion of notes payable – non-related

$5,000,000

$ -

Accounts payable forgiven for goodwill on NYTEX

$992,958

$ -

Acquisition of  Quebec:

Accounts receivable

$2,347,975

$ -

Prepaid expenses and other assets

4,334,079

-

Property, plant and equipment

7,758,629

-

Customer lists

2,152,578

-

Goodwill

12,049,765

-

Accounts payable

(9,171,061)

-

Notes payable

(6,287,232)

-

Long-term liabilities

(598,459)

-

Common stock issued for acquisition

(13,530,000)

-

Cash acquired in acquisition

($943,726)

$ -

Acquisition of NYTEX:

Customer lists

$ -

$500.000

Other receivables

-

2,000,000

Depreciable assets

-

2,500,000

Common stock issued in acquisition

$ -

$5,000,000

The accompanying notes are an integral part of the consolidated financial statements

TELIPHONE CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the September 30, 2012 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

The Company acquired the New York Telecom Exchange Inc. (NYTEX), a telecommunications commodity exchange on December 31, 2011 for 20,000,000 common shares at a value of $0.25 per share. The acquisition was undertaken to allow the Company to provide a fully-integrated series of options which includes wholesale traffic. While NYTEX has been in operation since January 2009, expansion of NYTEX will require the Company to seek additional financing externally or through supplier agreements.

NYTEX is a telecommunications commodity exchange established in October 2008 and officially launched in June 2009. It focuses on facilitating the exchange of international call termination. International call termination occurs when a caller initiates a call in one country and it terminates in another. NYTEX provides services much like other commodity exchanges whereby it provides a platform for buyers and sellers to come together to purchase and sell international termination. Unlike traditional telecommunications exchanges where buyers and sellers are matched one to one on a circuit to circuit, in the NYTEX concept sellers sell their termination into a market and buyer buy from that market. NYTEX also offers a one to one trading facility for clients who request it. NYTEX manages all aspects of the transactions including technical clearing, financial clearing and quality control of the termination bought and sold on the exchange.   NYTEX developed all technical and conceptual aspects in house which includes a unique anti-False Answer Supervision (FAS) system which reduces the number of false calls by up to 90%. NYTEX has technical data centers in Montreal and London which manage all calls. Subsequently with the acquisition of the operations and network of Navigata Communications 2009 Inc., NYTEX will be able to take advantage of Navigatas data centers in Calgary, Edmonton, Toronto, Vancouver and Kelowna. It will further be able to take advantage of Navigatas existing wholesale business.

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

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal installments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630.  On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company.

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,000 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel Communication Inc.

The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

Number

Purchase Price

Expiry of

of Warrant

of Warrants

per share(USD)

Warrant

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

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company acquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in

20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $363,092 for the three months ended December 31, 2012 as well as having a working capital deficit of $4,237,535 as of December 31 2012 and has an accumulated deficit of $3,370,048 through December 31, 2012. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. With the acquisition of NYTEX and the core operations and network of Navigata Communications 2009 Inc. acquired by Quebec, whom the Company acquired, the Company added significant annualized revenues including wholesale international long distance termination to it service offerings. The positive gross margin generated by the Company was largely offset by an increase in depreciation due to investment in equipment, customer lists, an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service. As the acquisition of Navigata was completed on December 11, 2013, only 20 days related revenues and expenditures are reflected in the Condensed Consolidated Statements of Operations. Annualized revenues from Navigata at time of acquisition were approximately $33 million. Annualized net loss from Navigata was approximately $5m for its last fiscal year.

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

Lastly, on December 16, 2012 the Company completed an acquisition of the core operations and network of Navigata Communications 2009 Inc. pursuant to an asset purchase agreement executed on November 30, 2012 through an acquisition company, 9191-4200 Quebec Inc. The assets acquired related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, Los Angeles, and New York. While the acquisition increased the Company's sales and net equity, it will require a significant effort related to restructuring including negotiation with creditors and rationalization of resources. The Company’s balance sheet includes a full provision for un-validated liabilities assumed through the acquisition. It is management’s opinion that a yet to be determined portion of assumed liabilities will be eliminated during the validation process.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Prepaid Expenses

The Company pays for some property related services in advance and recognizes these expenses as prepaid at the balance sheet date. Prepaid expenses are carried at fair value which is deemed to be the gross value of the pre-payment due to the short-term maturity of these payments. The Company does have certain prepaid expenses that extend beyond one-year and those are classified as non-current assets.

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

Currency Translation

For accounts in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the month, translates assets and liabilities at period-end exchange rates and equity at historical rates. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Revenue Recognition

Operating revenues for the Company are generated directly within the Company and not in its former subsidiary, Teliphone Inc. since the Company consolidated its operations and sold the inoperative Teliphone Inc. on May 31, 2011.  Operating revenues consist of telecommunications services (voice, video, data and long distance), customer equipment (which enables the Company's telephony services), consulting services and shipping revenue. Generally revenue recognition is the same for Teliphone Corp., the NYTEX wholesale platform and the operations acquired from Navigata Communications 2009 Inc. except where indicated below. The point in time at which revenue is recognized is determined in accordance with Revenue Recognition under ASC 605-50, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("ASC 605-50"), and ASC 605-25, "Revenue Arrangements with Multiple Deliverables" (“ASC 605-25”). When the Company emerged from the development stage with the acquisition of Teliphone Inc. in 2005, they began to recognize revenue from their Telephony services when they are earned, specifically when all the following conditions are met:

•

Services are provided or products are delivered to customers

•

There is clear evidence that an arrangement exists

•

Amounts are fixed or can be determined

•

The Company’s ability to collect is reasonably assured.

In particular, the Company recognizes:

For Teliphone Corp. and the acquired operations of Navigata Communications 2009 Inc.:

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

For NYTEX and other wholesale traffic:

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $1,183,573 at December 31, 2012.  This includes a specific provision against a debt owed by one of the Company’s largest customers for the amount of $717,516.

Accounts receivable for Teliphone Corp. are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. Wholesale traffic generally operates on a 15 net 15 basis. Traffic that is purchased during the first 15 days of the month is due on the last day of the month and traffic purchased from the 16th to the end of the month is due on the 15th of the following month. Wholesale traffic may require pre-payment if credit has not been established or exceeds established credit limits. Also in the case of wholesale traffic, the Company may negotiate other terms with clients as appropriate and may require pre-payment of traffic if no credit can be established or if a client desires to exceed its established credit limit.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended December 31, 2012 and 2011 are included in the condensed consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; automobiles – 3 years, computer equipment – 3 years, furniture and fixtures – 5 years and Telecoms and other long lived infrastructure 10 to 20 years dependent on the asset type.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. The Company last conducted an impairment test for the year end September 30, 2012. This test did not take into consideration assets acquired in the Quebec transaction on December 11, 2012. The Company is currently having an independent valuation performed on those assets and will perform another impairment test upon the results of that independent valuation.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2012	December 31, 2011
Net (loss)	$ (363,092)	$ (88,503)
Weighted-average common stock Outstanding (Basic)	77,510,745	41,578,137
Weighted-average common stock Equivalents:
Stock Options	-	-
Warrants	5,000,000	-
Outstanding (Diluted)	82,510,745	41,578,137

The Company issued the following warrants on December 28, 2012. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

        Number

Purchase Price

Expiry of Warrant

 of Warrant

       of Warrants

per share(USD)

1

December 15, 2013

5,000,000

$0.20

December 15, 2016

2

December 15, 2014

2,500,000

$0.40

December 15, 2017

3

December 15, 2015

1,666,667

$0.60

December 15, 2018

4

December 15, 2016

1,250,000

$0.80

December 15, 2019

5

December 15, 2017

1,000,000

$1.00

December 15, 2020

They are not included in the computation of diluted EPS when the Company reported a loss as their inclusion would be antidilutive.

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

With the acquisition of NYTEX, beginning January 1, 2012, the Company began segregating the business between the activities of Teliphone and NYTEX. With the acquisition of the operations and network of Navigata Communications 2009 Inc., the Company instead began segregating revenues by voice/data/network operations and wholesale traffic (which includes all operations formerly segregated by NYTEX).

The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type and certain information about geographic regions where appropriate for purposes of making operating decisions and assessing financial performance. The entity level financial information is identical to the information presented in the accompanying condensed consolidated statements of operations.

The Company has two primary operating areas; under the trade names “Teliphone” and “Teliphone Navigata-Westel” which provide voice, video and data services to residential and commercial clients across Canada, and under the trade names “NYTEX” (New York Telecom Exchange Inc.) and Navigata Wholesale which facilitates the exchange of domestic and international voice termination to domestic and international wholesale clients. The Company has determined that as of the balance sheet date, it is appropriate to present segmentation information by each of these primary operations and they are noted as “Voice/Data” and “Wholesale” respectively. Specific geographical segmentation is not relevant for either operation.

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	THREE MONTHS ENDED DECEMBER 31, 2012

	Wholesale	Voice/Data	Total

Segmented Operating Revenues	$966,338	$1,921,515	$2,887,853
Total Cost of Revenues	768,547	913,984	1,682,531
Gross Profit	197,791	1,007,531	1,205,322
Total Operating Expenses Net of Depreciation and Amortization	295,744	755,770	1,051,514
Depreciation and Amortization	252,582	264,318	516,900

Net (Loss) Applicable to Common Shares	$(350,535)	$(12,557)	$(363,092)

Segmented Fixed and Intangible Assets	Wholesale	Voice/Data	Total

NYTEX Trading Platform	$1,533,333	$-	$1,533,333
Client Lists	1,605,532	1,950,513	3,556,045
Goodwill	7,755,300	5,886,359	13,641,659
Furniture and Fixtures	628,793	493,970	1,122,763
Vehicles	-	12,381	12,381
Land	27,965	21,969	49,933
Buildings & Towers	252,308	198,209	450,516
Telecoms Network	1,432,572	1,125,404	2,557,976
Switching Equipment	902,018	708,610	1,610,629
Radio Equipment	1,022,933	803,599	1,826,531
Site Improvements	153,783	120,810	274,593
Computer HW & SW	452,124	355,181	807,306
Total Assets	$15,766,661	$11,677,005	$27,443,666

Customer Lists

The Company has acquired customer lists in three separate transactions. The customer lists will be amortized over a period of five years utilizing the straight-line method. Amortization expense related to the customer lists was $102,190 and $77,190 for the three months ended December 31, 2012 and 2011, respectively. Management has determined that no further impairment is necessary as of December 31, 2012.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2012, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

The Company has performed a review of its material tax positions. During the periods ended December 31, 2012 and 2011, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

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

Goodwill acquired in connection with the Quebec acquisition is $12,049,765 in the books and records of the Company.

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

Upon performing an evaluation at September 30, 2012, Management determined that none of the goodwill has been impaired. The Company will perform another evaluation upon completion of an independent valuation of the assets acquired in the Quebec transaction is completed.

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

NOTE 3-

FIXED ASSETS

Fixed assets as of December 31, 2012 (unaudited) and September 30, 2012 were as follows:

	Estimated Useful	(unaudited)
	Life (Years)	December 31,	September 30,
		2012	2012

Land	-	49,933	-
Buildings & Towers	-	456,293	-
Furniture and fixtures	5	69,656	689
Trading platform	5	2,300,000	2,300,000
Telecoms Networks	15	2,570,340	-
Switching equipment	15	1,628,107	-
Radio Equipment	17	1,862,381	-
Site Improvements	15	287,665	-
Vehicles	5	12,445	-
Computer equipment	3	2,725,828	1,902,276

		11,962,648	4,202,965
Less: accumulated depreciation		1,716,686	1,278,890
Fixed assets, net		$10,245,962	$2,924,075

There was $414,710 and $122,017 charged to operations for depreciation expense for continuing operations for the three months ended December 31, 2012 and 2011, respectively. In addition, based on an evaluation of the Company’s fixed assets, Management has determined that there is no impairment on any of these long-lived assets as of December 31, 2012.

NOTE 4-

CUSTOMER LISTS

Customer lists as of December 31, 2012 (unaudited) and September 30, 2012 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	December 31,	September 30,
		2012	2012
Customer lists	5	$ 4,196,374	$ 2,043,796

		4,196,374	2,043,796
Less: accumulated amortization		640,329	538,139
Customer lists, net		$3,556,045	$1,505,657

There was $102,190 and $72,190 charged to operations for amortization expense of customer lists for continuing operations for the three months ended December 31, 2012 and 2011, respectively. Based on an evaluation of the customers, Management has determined no further impairment to be necessary as of December 31, 2012.

NOTE 5-

RELATED PARTY LOANS

Long Term Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of December 31, 2012. The Company has accrued $33,997 in accrued interest on this payable.

Current Related Party Debt

The Company received a total of $198,598 collectively from a former Director of the Company and a Company owned and controlled by the same Director through December 31, 2012.  The advances are considered short term in nature, accrue interest at 10% per annum, and are due on demand. As of December 31, 2012, the Company has accrued $10,259 in interest on these advances.

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

The total amount of the A and B Debentures was $60,180.

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

NOTE 7-

COMMITMENTS / LITIGATION/INVESTMENT

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which was set to expire on August 31, 2014. In December 2012 the Company negotiated early termination of this lease and no further obligations remain.

Following the Quebec acquisition, the Company assumed a number of ongoing leases for the rental of properties used either as office space or for the provision services to customers. These commitments are over variable terms from three to thirty years. Commitments under these leases over time are as follows:

Year to:

Amount of Commitment

September 30, 2013:

$1,394,561

September 30, 2014:

$1,433,044

September 30, 2015:

$1,225,546

September 30, 2016:

$617,373

September 30, 2017:

$181,361

September 30, 2018 & Onwards:

$154,634

Total Commitments

$4,992,540

The Company assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases, see Note 11.

Teliphone Business Solutions Corp.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp, a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Under an initial agreement executed on April 15, 2012 with the Company Dezmocom would share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced Teliphone Business Solutions an initial

$19,426 increased to $20,444 which has been matched by Dezmocom. This amount is reflected in investments at December 31, 2012. In The Company subsequently reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

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

Subsequently, on January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on December 31, 2012, and has made all required payments through March 2013.

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of December 31, 2012, the Company has 125,000,000 shares of common stock authorized with a par value of $.001.

The Company has 124,660,745 shares issued and outstanding as of December 31, 2012.

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

On December 11, 2012, the Company issued 61,500,000 shares ($0.22 per share) for the acquisition of the core operations, assets and network of Navigata Communications 2009 Inc. The value of this transaction was $13,530,000.

On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche   Vesting Date

  Number

Purchase Price

Expiry of

         of Warrant

of Warrants

Warrant

per share(USD)

1

December 15, 2013

5,000,000     $0.20

December 15, 2016

2

December 15, 2014

2,500,000     $0.40

December 15, 2017

3

December 15, 2015

1,666,667     $0.60

December 15, 2018

4

December 15, 2016

1,250,000     $0.80

December 15, 2019

5

December 15, 2017

1,000,000     $1.00

December 15, 2020

These are the only warrants outstanding as of December 31, 2012 and there are no options issued as of December 31, 2012.

Subsequently, in March 2013 the Company filed with the State of Nevada to have its share capital increased to 250,000,000 common shares.

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

At December 31, 2012 the Company had no deferred tax assets.

At December 31, 2012, the Company had a net operating loss in the amount of amount of $430,284 for the period and a cumulative net loss of $4,249,984, which was generated within the Province of Ontario, Canada, and is offset by net loss carry forward and hence no income tax is due.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2012 and 2011 is summarized as follows:

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

On February 23, 2010, the Company’s agreement of assignment with 9191 was cancelled due to a default of the assignor.  As a result of the default, immediate payment for all amounts owed by 9191 was requested, however 9191 did not comply.  The delivery of services to Orion clients was suspended, and the clients were permitted to request delivery of service directly from the Company.  As a result of the cancellation of the contract, the Company took a write-down (fully impaired).

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

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc.  The Company leases some of its computer equipment pursuant to capital leases. Additionally, on December 11, 2012 the Company assumed 5 finance leases for telecoms networking equipment, following its acquisition of the Navigata core business.

At December 31, 2012, minimum future annual lease obligations are as follows:

Year Ending

December 31, 2013

$306,428

December 31, 2014

$243,790

  ______

  550,218

Less: Amounts representing interest

  (30,469)

Total Capital Payable

  519,749

Less: Current portion

              (282,228)

Long-term portion

              $ 237,521

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

Subsequently, on January 23, 2013 the Company reached an all party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on December 31, 2012, and has successfully made all required payments through March 2013.

See NOTE 14 – SUBSEQUENT EVENTS.

NOTE 13-

NOTE PAYABLE – NAVIGATA ASSET PURCHASE

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

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal installments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors services, bringing the total purchase price to CD$6,826,630.

On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company.

At the December 31, 2012 the total amount owing under this note was $1,025,963. The Company made $228,423 in payments from December 11, 2012 through December 31, 2012.

NOTE 14-

SUBSEQUENT EVENTS

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by the Company. These fees were not listed in the original agreement and the Company and BMO entered into discussions to attempt to resolve BMO's claim.

Subsequently, on January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on December 31, 2012, and has successfully made all required payments through March 2013.

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

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company acquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which are incorporated herein by reference, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Seller selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of US$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) US$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of US$5,000,000 to be paid in cash in five separate, equal installments of US$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum.

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,000 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel Communication Inc.

On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

Number

Purchase Price

Expiry of Warrant

    of Warrant

of Warrants

per share(USD)

1

December 15, 2013

5,000,000

   $0.20

December 15, 2016

2

December 15, 2014

2,500,000

   $0.40

December 15, 2017

3

December 15, 2015

1,666,667

   $0.60

December 15, 2018

4

December 15, 2016

1,250,000

   $0.80

December 15, 2019

5

December 15, 2017

1,000,000

   $1.00

December 15, 2020

On December 11, 2012, the Company completed the acquisition from JAMM of 100% of the outstanding stock of Quebec (the "Stock Acquisition"). The Stock Acquisition was effected pursuant to a Share Exchange Agreement in which the Company acquired all of Quebec’s outstanding shares in exchange for tendering 61,500,000 shares of the Company, valued at US$13,530,000, to JAMM. Quebec was subsequently re-named Teliphone Navigata-Westel.

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

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company acquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone  totaling $99,800. The consideration is payable in accordance with the following schedule: i) $19,960 payable at closing; ii) the balance ($79,840) to be paid in 20 equal monthly payments ($3,992 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

Description of Business

Principal products or services and their markets

Teliphone Corp - Voice and Data Operations

We are a telecommunications company engaged in the business of providing broadband telephone services primarily utilizing Voice over Internet Protocol, (“VoIP”) technology platform as well as re-selling traditional voice and data services of Tier-1 telecommunications providers to our customers.  We offer communications services to our customers with many features at favourable prices, thus providing them what we believe is an experience similar to traditional telephone services at a reduced cost.  Our main geographic focus is within the target market of Canada although with the recent acquisition of Navigata Communications 2009 Inc. the Company now has some limited operations in the United States.

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

We offer the following products and services to customers utilizing VoIP and traditional technology platforms:

Residential voice, data and television service. Customers purchase various equipment based on the services they require to be delivered.  The offering of services occurs over a combination of telecommunications platforms.  For example, the data connection provided is rented by us from a Tier-1 provider who has network access in the geographical area of the customer.  We then offer Voice and Television services utilizing our technology over this data connection.  The customer sees one invoice for all communications services delivered to their location, and see one provider for these services.  Residential voice, data and television service accounts for approximately 10% of the revenue we generated during the three months ended December 31, 2012.

Business voice and data services. Similar to the residential product and service offering, business customers generally purchase larger volume and more robust, commercial grade equipment that when coupled with our multiple services offering, complete the needs of our Business Customers who likewise receive one invoice from us for all of their monthly services consumption.  Business voice and data service accounts for approximately 66% of the revenue we generated during the three months ended December 31, 2012.

Collocation Services. Collocation provides business clients with a secure, climate-controlled environment with direct network access to house mission-critical servers or interconnect to carrier access points. These facilities are shared by a number of clients which benefit from economies of scale where only a small portion of a collocation facility is required.

Carrier Services. Carrier services consist of a suite of products which support domestic and international voice traffic. This includes provision of local and international phone numbers (DIDs), toll-free origination, North American Termination, International Termination, Pre-paid and Post-paid calling cards and rebilling solutions for voice resellers.

Commodity Exchange. With the acquisition of the New York Telecom Exchange (NYTEX), Teliphone offers web based commodity exchange for international traffic termination. Buyers and sellers can trade international termination minutes online anonymously. NYTEX acts as a financial and technical clearinghouse. With the acquisition of the operations of Navigata Communications 2009 Inc. the Company has access to increased markets and capacity to service the wholesale voice market and will now include US and domestic termination.

With the acquisition of Navigata Communications 2009 Inc., the Company has expanded both the nature and scope of its offerings to include more paid technical services, microwave communications, wholesale data services and tower/site collocation.

New York Telecom Exchange

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

New York Telecom Exchange Wholesale Traffic.  Wholesale traffic is transacted business to business whereby sellers of voice termination, sell capacity to carriers which need to terminate voice calls in a particular market.  These are typically high level transactions between individuals whose sole function is to buy or sell on behalf of their business. Companies often undertake both buying and selling of voice termination.  Sales are therefore generated primarily as a result of established relationships between the parties. Teliphone  relies heavily on personnel with such relationships supplemented by presence at major wholesale traffic trade shows such as the International Telecoms Week. Wholesale traffic accounted for approximately 50% of the revenue we generated for the three months ended December 31, 2012.

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

Teliphone Business Solutions Corp.

In April 2012 the Company signed an agreement with Dezmocom Inc. for the creation of Teliphone Business Solutions Corp. ("TBS"), a 50/50 joint venture. TBS is responsible for expanding the market for the Company's products and services through direct sales as well as the creation of new sales channels including agents and resellers. TBS operates in cooperation with Telephones’ direct sales people. Subsequently the Company reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

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

Three Months Ended December 31, 2012 compared with Three Months Ended December 31, 2011.

For the three month period ended December 31, 2012, we recorded sales of $2,887,853 as compared to $1,225,176 for the same period in 2011.  The increase represents the 20 days of revenue recorded from the acquired operations of Navigata Communications 2009 Inc. beginning December 11, 2012.

Our cost of sales was $1,682,531 for the three month period ended December 31, 2012, as compared to $796,955.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network. The increase represents the 20 days of revenue recorded from the acquired operations of Navigata Communications 2009 Inc. beginning December 11, 2012.

Our aggregate operating expenses for the three month period ended December 31, 2012, were $1,558,983 compared to $512,840 for the prior year. The Company incurred a number of one-time charges related to the acquisition of the operations of Navigata Communications 2009 Inc. Other general and administrative expenses were $386,603 compared with $79,940 in the prior year.  Wages, professional and consulting fees were $622,245 during that period as opposed to $233,693 for the same period last year, the increase due to acquisition of Navigata employees, the hiring of additional technical support, customer support and legal fees. The Company increased its depreciation expenses to $516,900 for the three month period from $199,207. The significant increase in depreciation is due to upgrades in the Company's network as well as the acquisition of NYTEX and Navigata assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period as well as the NYTEX platform and customer lists and the newly acquired assets of the Navigata core business.

As a result, we had net loss of $363,092 for the three month period ended December 31, 2012 as compared to a net loss of $88,503 for the same period in the prior year.   The decrease in operating income is primarily due to an increase in depreciation due to equipment upgrading, the acquisition of NYTEX and Navigata assets and purchase of professional services for product development.

Earnings before interest, depreciation and amortization for the period were $163,239 compared with $114,588 in the previous period.

Segregated revenues and costs for the wholesale (NYTEX and part of the recently acquired Navigata business) and Voice/Data (TeliPhone and the balance of the Navigata business) are shown in the table below. While revenue segregation is fairly straightforward, both Teliphone and NYTEX share common infrastructure including network costs, administration, customer service and overhead.  Costs for these components have been allocated according to reasonable loading estimates between the two segments. All direct costs of revenues are allocated to the respective segment.

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	THREE MONTHS ENDED DECEMBER 31, 2012

	Wholesale	Voice/Data	Total

Segmented Operating Revenues	$966,338	$1,921,515	$2,887,853
Total Cost of Revenues	768,547	913,984	1,682,531
Gross Profit	197,791	1,007,531	1,205,322
Total Operating Expenses Net of Depreciation and Amortization	295,744	755,770	1,051,514
Depreciation and Amortization	252,582	264,318	516,900

Net (Loss) Applicable to Common Shares	$(350,535)	$(12,557)	$(363,092)

Liquidity and Capital Resources

At December 31, 2012:

On our condensed consolidated balance sheet as of December 31, 2012, we had assets consisting of accounts receivable in the amount of $4,021,499, inventory of $47,178, prepaid expenses of $4,024,601, investments of $20,444 and cash of $1,562,026. We also show fixed assets, net of depreciation of $10,245,962.  We likewise show Net Customer List asset value of $3,556,045 representing the acquisition of the client contracts from Orion Communications Inc., the New York Telecom Exchange Inc. and Navigata Communications 2009 Inc. and $13,641,659 representing the goodwill from our acquisition of the clients of Dialed Telecom in 2008, the client contracts of Orion in 2011, the New York Telecom Exchange Inc. and operations of Navigata Communications 2009Inc.  Our balance sheet reflects an accumulated deficit of $3,370,048 and total stockholder’s equity of $22,793,976.

We had net cash provided by operating activities of $721,285 during the three month period ended December 31, 2012 compared to net cash provided by operating activities of $252,947 in 2011.

We had net cash provided by investing activities of $925,990 for the three month period ended December 31, 2012, as compared to $129,454 use of cash in the prior period in 2011.

For the three month period ended December 31, 2012, we had net cash used in financing activities of $97,833 versus $157,861 used in the same period in 2011.

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

We have classified an additional $70,828 of related party loans as a long term liability due to the requirement of repayment of interest only over the next 5 years. In addition, we have current obligations of $224,450.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty that may arise due to this working capital deficit. We have been searching for new distribution channels to wholesale their services to provide additional revenues to support their operations.  There is no guarantee that we will be able to raise additional capital or generate the increase in revenues to sustain our operations. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.  These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Critical Accounting Policies

Our significant accounting policies are summarized in note 2 to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

Prepaid Expenses

The Company pays for some property related services in advance and recognizes these expenses as prepaid at the balance sheet date. Prepaid expenses are carried at fair value which is deemed to be the gross value of the pre-payment due to the short-term maturity of these payments. The Company does have certain prepaid expenses that extend beyond one-year and those are classified as non-current assets.

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

Teliphone / Teliphone Navigata-Westel

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

New York Telecom Exchange Inc. (NYTEX) and Navigata Wholesale Telecommunications

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

With the acquisition of NYTEX, beginning January 1, 2012, the Company began segregating the business between the activities of Teliphone and NYTEX. With the acquisition of the operations and network of Navigata Communications 2009 Inc., the Company began segregating revenues by voice/data/network operations and wholesale traffic (which includes all operations formerly segregated by NYTEX).

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

The Company has performed a review of its material tax positions and did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of December 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2012, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the notification. We believe that improvements will occur with the acquisition of Navigata Communications 2009 Inc. in December 2012 due to more internal resources being available for delivery of effective disclosures, controls and procedures. The expanded entity now has a dedicated staff position to each of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President Corporate Affairs rather than combined responsibilities.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the period ended December 31, 2012.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

During the three months ended December 31, 2012, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2012.

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

Subsequently, on January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through March 2013.

ITEM 1A - RISK FACTORS

Not Applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada.

Dated: April 5, 2013

 TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Chief Executive Officer and President

 TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Principal Financial Officer

 TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Principal Accounting Officer