Form 10-Q
period 2013-03-31
Teliphone Corp
filed 2013-05-30
CIK 1101783

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 30, 2013, there were 124,660,745 shares of the issuer's $.001 par value common stock issued and outstanding.

TELIPHONE CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 (UNAUDITED) AND SEPTEMBER 30, 2012

ASSETS

US $

MARCH 31

SEPTEMBER 30,

                    2013                                     2012

(UNAUDITED)

Current Assets:

  Cash

 $70,271

 $22,821

  Accounts receivable, net

 6,830,784

 892,549

  Accounts receivable - related party

 -

 58,180

  Inventory

 118,655

 16,257

  Investments

 20,021

 20,444

  Prepaid expenses and other current assets

 1,998,271

 51,234

    Total Current Assets

 9,038,002

 1,061,485

  Fixed assets, net of depreciation

 11,229,097

 2,924,075

  Prepaid expenses, net of current portion

 1,573,268

 -

  Customer lists, net

 4,333,328

 1,505,657

  Goodwill

 14,359,228

 2,585,040

TOTAL ASSETS

 $40,532,923

 $8,076,257

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

  Deferred revenue

 $1,335,839

 $906

  Current portion of related party convertible debentures

 61,985

 61,026

  Current portion of non related party notes

 3,046,105

 305,520

  Current portion of related party loans

 349,511

 112,880

  Current portion of obligations under capital lease

 215,983

 3,922

  Liability for stock to be issued

 19,868

 19,868

  Accounts payable and accrued expenses

 6,710,639

 2,544,229

  Other accrued liabilities

 166,491

 -

  Liabilities for payroll

 2,238,136

 348,359

      Total Current Liabilities

 14,144,557

 3,396,710

Long Term Liabilities:

  Obligations under capital lease, net of current portion

 247,626

 -

  Non related party, net of current

 3,407,424

 -

  Related party loans, net of current

               -

 70,828

 17,799,607

 3,467,538

STOCKHOLDERS' EQUITY

  Common stock, $.001 Par Value; 125,000,000

shares authorized and 124,660,745 and

61,360,745 shares issued and

outstanding, respectively

 124,660

 63,160

  Additional paid-in capital

 26,048,082

 7,554,082

  Accumulated deficit

 (3,545,678)

 (3,006,956)

  Accumulated other comprehensive income (loss)

 106,252

 (1,567)

      Total Stockholders' Equity

 22,733,316

 4,608,719

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY

 $40,532,923

 $8,076,257

The accompanying notes are an integral part of the condensed consolidated financial statements

TELIPHONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2013 and 2012

(UNAUDITED)

US$

US$

    SIX MONTHS ENDED

THREE MONTHS ENDED

             MARCH 31,

                MARCH 31,

         2013

2012

2013

2012

OPERATING REVENUES

  Revenues

 $12,732,614

 $7,366,093

 $9,844,761

 $6,140,917

COST OF REVENUES

  Inventory, beginning of period

 16,257

 18,690

 47,178

 12,849

  Purchases and cost of VoIP services

 7,395,096

 5,785,061

 5,681,644

 4,993,947

  Inventory, end of period

 (118,655)

 (13,097)

 (118,655)

 (13,097)

       Total Cost of Revenues

 7,292,698

 5,790,654

 5,610,167

 4,993,699

GROSS PROFIT

 5,439,916

 1,575,439

 4,234,594

 1,147,218

OPERATING EXPENSES

   Selling and promotion

 92,124

-

 58,889

-

   Wages, professional and consulting fees

 3,076,128

 622,641

 2,453,883

 388,948

   Other general and administrative expenses

 1,359,209

 213,129

 972,606

 133,189

   Depreciation and amortization

 1,420,707

 643,728

 903,807

 444,521

       Total Operating Expenses

 5,948,168

 1,479,498

 4,389,185

 966,658

NET INCOME (LOSS) BEFORE OTHER

INCOME (EXPENSE)

 (508,252)

 95,941

 (154,591)

 180,560

OTHER INCOME (EXPENSE)

   Interest expense

 (30,470)

 (9,095)

 (21,039)

 (5,211)

       Total Other Income (Expense)

 (30,470)

 (9,095)

 (21,039)

 (5,211)

NET INCOME (LOSS) BEFORE

PROVISION FOR INCOME TAXES

 (538,722)

 86,846

 (175,630)

 175,349

Provision for Income Taxes

                 -

 -

 -

 -

NET INCOME (LOSS) APPLICABLE

TO COMMON SHARES

 $(538,722)

 $86,846

 $(175,630)

 $175,349

NET INCOME (LOSS) PER BASIC

AND DILUTED SHARES

         $(0.01)

 $0.00

 $(0.00)

 $0.00

WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING

 101,085,745

 51,613,204

 124,660,745

 61,538,767

COMPREHENSIVE INCOME (LOSS)

     Net income (loss)

 $(538,722)

 $86,846

 $(175,630)

 $175,349

     Other comprehensive income (loss)

         Currency translation adjustments

 106,252

 32,801

 113,403

 (1,288)

Comprehensive income (loss)

 $(432,470)

 $119,647

 $(62,227)

 $174,061

The accompanying notes are an integral part of the condensed consolidated financial statements

TELIPHONE CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

US$

SIX MONTHS ENDED

MARCH 31,

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)

 $(538,722)

 $86,846

   Adjustments to reconcile net (loss) to net cash

     provided by operating activities:

     Depreciation and amortization

 1,420,707

 643,728

     Accounts payable restructuring gain

 (84,853)

 -

     Land revaluation gain

 (141,041)

 -

  Changes in assets and liabilities

     (Increase) in accounts receivable

 (3,013,191)

 (2,399,186)

     (Increase) decrease in inventory and other assets

 (9,379)

 5,593

     (Increase) decrease in prepaid expenses and other current assets

 778,673

 (74,557)

     Increase (decrease) in deferred revenues

 (6,851)

 116

    Increase (decrease) in accounts payable and accrued expenses

 2,525,309

 2,145,434

     Total adjustments

 1,469,374

 321,128

     Net cash provided by (used in) operating activities

 930,652

 407,974

CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisition of cash on purchase of subsidiary

 944,452

 -

   Acquisitions of capital assets

 (1,341,151)

 (282,461)

      Net cash provided by (used in) investing activities

    (396,699)

 (282,461)

CASH FLOWS FROM FINANCING ACTIVITES

    Repayments of amounts under capital lease

 (88,683)

 (13,083)

   Advancement (repayment) of notes payable - non-related parties

 (546,936)

 2,910

   (Repayment) proceeds from loan payable - related parties, net

    211,933

 (173,097)

       Net cash (used in) financing activities

      (423,686)

 (183,270)

Effect of foreign currencies

     (62,818)

 32,803

NET INCREASE (DECREASE) IN CASH

 47,449

 (24,954)

CASH - BEGINNING OF PERIOD

      22,821

 37,481

CASH - END OF PERIOD

    $70,270

 $12,527

CASH PAID DURING THE PERIOD FOR:

    Interest expense

    $30,470

 $9,095

SUPPLEMENTAL NONCASH INFORMATION:

    Warrants issued for conversion of notes payable

 $5,000,000

 $-

    Accounts payable forgiven for goodwill on NYTEX

    $992,958

    $-

    Common stock issued for acquision of NYTEX

             $-

 $5,000,000

    Common stock issued for liability to issue common stock

             $-

 $450,000

    Acquisition of Quebec, Titan and Cloud Phone:

       Accounts receivable

 $2,932,872

 $-

       Prepaid expenses and other assets

 4,504,846

 -

       Property, plant and equipment

 7,965,798

 -

       Customer lists

 3,136,878

 -

       Goodwill

 12,767,334

 -

       Accounts payable

 (9,726,800)

 -

       Notes payable

 (6,603,712)

 -

       Long term liabilities

 (619,928)

 -

       Common stock issued for acquisition

 (15,301,740)

 -

   Cash acquired in acquisition

    $944,452

 $-

    Acquisition of Nytex :

       Customer lists

 $-

 $500,000

       Other receivables

 -

 2,000,000

       Depreciable assets

               -

 2,500,000

   Common stock issued in acquisition

             $-

 $5,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements

TELIPHONE CORP.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in Teliphone Corp.’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these consolidated financial statements be read in conjunction with the September 30, 2012 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be completed by Teliphone Corp. later in the year.

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

Teliphone Inc. was founded by its original parent company, United American Corporation, a publicly traded Florida Corporation, in order to develop a Voice-over-Internet-Protocol (“VoIP”) network which enables users to connect an electronic device to their internet connection at the home or office which permits them to make telephone calls to any destination phone number anywhere in the world. VoIP is currently growing in scale significantly in North America. This innovative new approach to telecommunications has the benefit of drastically reducing the cost of making these calls as the distances are covered over the Internet instead of over dedicated lines such as traditional telephony.

Prior to its acquisition by the Company, Teliphone Inc. had grown primarily in the Province of Quebec, Canada through the sale of its product offering in retail stores and over the internet.  In addition to the retail services provided, Teliphone Inc. also sold to wholesalers who re-billed these services to their customers and provided the necessary support to their customers directly.

Teliphone Inc. provided its telecommunications services provided over its own network, and also resold traditional telecommunications services provided over the network of major telecommunications providers across Canada through a direct sales channel.

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

NYTEX is a telecommunications commodity exchange established in October 2008 and officially launched in June 2009. It focuses on facilitating the exchange of international call termination. International call termination occurs when a caller initiates a call in one country and it terminates in another. NYTEX provides services much like other commodity exchanges whereby it provides a platform for buyers and sellers to come together to purchase and sell international termination. Unlike traditional telecommunications exchanges where buyers and sellers are matched one to one on a circuit to circuit, in the NYTEX concept sellers sell their termination into a market and buyers buy from that market. NYTEX also offers a one to one trading facility for clients who request it. NYTEX manages all aspects of the transactions including technical clearing, financial clearing and quality control of the termination bought and sold on the exchange.   NYTEX developed all technical and conceptual aspects in house which includes a unique anti-False Answer Supervision (“FAS”) system which reduces the number of false calls by up to 90%. NYTEX has technical data centers in Montreal and London which manage all calls. Following the acquisition of the operations and network of Navigata Communications 2009 Inc. (“Navigata”) (described below) NYTEX has been able to take advantage of Navigata’s existing wholesale relationships.

On December 11, 2012, Teliphone Corp. completed the acquisition of the core assets and network of Navigata Communications 2009 Inc. (“Navigata”). The acquisition was effected pursuant to a two-step process involving a Purchase Agreement (the “Asset Purchase Agreement”), dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), Navigata and certain affiliates of Quebec; and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Navigata selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of the Seller, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal installments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors’ services, bringing the total purchase price to CD$6,826,630.  On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company.

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

The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years from the date of vesting as follows:

Vesting Date

Number

Purchase Price

Expiry of

 of Warrant

of Warrants

per share (USD)

Warrant

1) December 15, 2013

5,000,000

 $0.20

December 15, 2016

2) December 15, 2014

2,500,000

 $0.40

December 15, 2017

3) December 15, 2015

1,666,667

 $0.60

December 15, 2018

4) December 15, 2016

1,250,000

 $0.80

December 15, 2019

5) December 15, 2017

1,000,000

 $1.00

December 15, 2020

On December 28, 2012 the Company entered into an agreement with the former owners of NYTEX under which the former owners unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that were previously shown as accounts payable on the books of the Company.  No consideration is payable by the Company in this transaction. As a result of this transaction, the Company decreased the value of goodwill purchased in the transaction one year earlier.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc (“Titan”.)  The acquisition was effected through a two stage process. Firstly, pursuant to a share purchase agreement (the “TSPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titan’s outstanding shares in exchange for total consideration of $1,673,310 The consideration is payable in accordance with the following schedule: i) $344,505  paid at closing; ii) $34,450 paid 30 days from closing; iii) $34,450 paid 60 days from closing; and iv) the balance ($1,259,905) to be paid in 36 equal monthly payments ($34,997 each) beginning 90 days from closing. Additional consideration equal to 10% of the aggregate revenue generated by Titan above $1,640,435 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud Phone Inc (“Cloud-Phone”) above $531,522 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013, the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the TSPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone. The acquisition was effected through a two stage process. Firstly, pursuant to a share purchase agreement (the “CSPA”) effective February 8, 2013, MAA acquired all of Cloud-Phone’s outstanding shares in exchange for the assumption of certain liabilities of Cloud- Phone totaling $98,430. The consideration is payable in accordance with the following schedule: i) $20,473 payable at closing; ii) the balance ($77,957) to be paid in 20 equal monthly payments ($3,898 each) beginning 30 days after closing. Secondly, also on February 8, 2013, the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the CSPA plus the payment of $1.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $538,722 for the six months ended March 31, 2013, has a working capital deficit of $5,106,555 at March 31, 2013 and an accumulated deficit of $3,545,678 at March

31, 2013. The Company has and continues to streamline their business, and has expanded their services throughout Canada generating positive gross margins. With the acquisition of NYTEX and the core operations and network of Navigata Communications 2009 Inc. the Company added significant annualized revenues including wholesale international long distance termination to its service offerings. The positive gross margin generated by the Company was largely offset by an increase in depreciation due to investment in equipment, customer lists, an increase in consulting fees for platform upgrades as well as product development and implementation of its IPTV service. As the acquisition of Navigata was completed on December 11, 2012, only 110 days of related revenues and expenditures are reflected in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2013. Annualized revenues from Navigata at the time of acquisition were approximately $33 million. The annualized net loss of Navigata was approximately $5M for its last fiscal year.

Teliphone Inc. had accumulated trade payables that exceeded their trade receivables up to May 2011.  The Company consolidated the operations such that the Company and not its former subsidiary, Teliphone Inc. is now operating the business as of April 1, 2011.  On May 9, 2011, Teliphone Inc. filed for creditor protection under provisions of the Canadian Bankruptcy and Insolvency Act.  On May 31, 2011, the Company sold its entire holdings of Teliphone Inc.

On May 1, 2009, the Company entered into a customer assignment contract with 9191-4200 Quebec Inc. where it began to service the customers of Orion Communications Inc., an Ontario, Canada Company.  This transaction is further detailed in Note 10.

Management believes that the Company’s capital requirements will depend on many factors. These factors include the increase in sales through existing channels as well as its ability to leverage its technology into the commercial small business segments.

On December 11, 2012 the Company completed an acquisition of the core operations and network of Navigata Communications 2009 Inc. pursuant to an asset purchase agreement executed on November 30, 2012 through an acquisition company, 9191-4200 Quebec Inc. The assets acquired relate to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, Los Angeles, and New York.

On February 8, 2013 the Company additionally completed the acquisitions of Titan and Cloud-Phone which further increased its customer base and provided the Company with improved strategic product offerings. While the acquisition increased the Company's sales and net equity, it will require a significant effort related to restructuring including negotiation with creditors and rationalization of resources. The Company’s balance sheet includes a full provision for un-validated liabilities assumed through the Titan and Cloud-Phone acquisitions. It is management’s opinion that a yet to be determined portion of assumed liabilities will be eliminated during the validation process.

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

In particular, the Company recognizes:

For Teliphone Corp. and the acquired operations of Navigata Communications 2009 Inc, Titan and Cloud-Phone:

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

Resellers

The Company may enter into arrangements with resellers who provide services to our customers. When we act as the principal in these arrangements, we recognize revenue based on the amounts billed to our customers. Otherwise, we recognize as revenue the net amount that we retain.

Sales Returns

The Company accrues an estimated amount for sales returns, based on our past experience, when revenue is recognized.

Deferred Revenues

The Company records payments we receive in advance, including upfront non-refundable payments, as deferred revenues until we provide the service or deliver the product to customers. Deferred revenues also include amounts billed under multiple-element sales contracts where the conditions to account separately for each product or service sold have not been met.

Accounts Receivable

The Company conducts business and extends credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $1,161,670 at March 31, 2013.  This includes a specific provision against a debt owed by one of the Company’s largest customers for the amount of $645,406.

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended March 31, 2013 and 2012 are included in the condensed consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value. The Company last conducted an impairment test for the year ending September 30, 2012. This test did not take into consideration assets acquired in the Quebec transaction on December 11, 2012. The Company is currently having an independent valuation performed on those assets and will perform another impairment test upon the results of that independent valuation.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31, 2013	March 31, 2012
Net income (loss)	$ (538,722)	$ 86,846
Weighted-average common stock Outstanding (Basic)	101,085,745	51,613,204
Weighted-average common stock Equivalents:

Warrants	5,000,000	-
Outstanding (Diluted)	106,085,745	51,613,204

The Company issued the following warrants on December 28, 2012. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years of the date of vesting as follows:

Tranche

Vesting Date

        Number

Purchase Price

Expiry of Warrant

 of Warrant

       of Warrants

per share(USD)

1

December 15, 2013

5,000,000

$0.20

December 15, 2016

2

December 15, 2014

2,500,000

$0.40

December 15, 2017

3

December 15, 2015

1,666,667

$0.60

December 15, 2018

4

December 15, 2016

1,250,000

$0.80

December 15, 2019

5

December 15, 2017

1,000,000

$1.00

December 15, 2020

The warrants are not included in the computation of diluted EPS when the Company reports a loss as their inclusion would be antidilutive.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10 “Share Based Payments”  and uses the modified–prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behaviour as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

The Company has two primary operating areas; under the trade names “Teliphone” and “Teliphone Navigata-Westel” which provide voice, video and data services to residential and commercial clients across Canada, and under the trade names NYTEX (New York Telecom Exchange Inc.) and Navigata Wholesale which facilitates the exchange of domestic and international voice termination to domestic and international wholesale clients. The Company has determined that as of the balance sheet date, it is appropriate to present segmentation information by each of these primary operations and they are noted as “Voice/Data” and “Wholesale” respectively. Specific geographical segmentation is not relevant for either operation.

TELIPHONE CORP.

SEGREGATED FINANCIAL SUMMARY

SIX MONTHS ENDED MARCH 31, 2013

Wholesale

Voice/Data

Total

Segmented Operating Revenues

$5,316,588

$7,416,026

$12,732,614

Total Cost of Revenues

3,166,060

4,126,638

7,292,698

Gross Profit

2,150,528

3,289,388

 5,439,916

Total Operating Expenses

Net of Depreciation and

Amortization

1,854,146

2,673,315

4,527,461

Depreciation and Amortization

692,267

728,440

1,420,707

Other Expenses

     12,376

18,094

30,470

Net (Loss)  Applicable

to Common Shares

$(408,261)

        $(130,461)

$(538,722)

Segmented Fixed and Intangible Assets

Wholesale

Voice/Data

Total

NYTEX Trading Platform

$1,343,667

$-

$1,343,667

Client Lists

2,134,998

                2,198,330

4,333,328

Goodwill

                  6,839,098

             7,520,130

14,359,228

Furniture and Fixtures

               446,947

653,491

1,100,438

Vehicles

-

11,062

11,062

Buildings & Towers

258,377

377,779

636,156

Telecoms Network

1,070,166

2,614,635

3,684,801

Switching Equipment

645,197

943,355

1,588,552

Radio Equipment

738,408

1,079,641

1,818,049

Site Improvements

111,437

162,934

274,370

Computer HW & SW

313,552

458,451

772,002

Total Assets

 $13,901,847

     $16,019,808

   $29,921,653

TELIPHONE CORP.

SEGREGATED FINANCIAL SUMMARY

SIX MONTHS ENDED MARCH 31, 2012

Wholesale

Voice/Data

Total

Segmented Operating Revenues

$5,042,126

$2,323,967

$7,366,093

Total Cost of Revenues

                4,208,555

1,582,099

5,790,654

Gross Profit

                   833,571

741,868

1,575,439

Total Operating Expenses

Net of Depreciation

and Amortization

                   214,207

630,658

844,865

Depreciation and Amortization

-

643,728

643,728

Net Income (Loss)

Applicable to Common Shares

        $619,364

($532,518)

$86,846

Segmented Fixed Assets

NYTEX Trading Platform

$-

$2,108,333

$2,108,333

Client Lists

               1,235,037

475,000

1,710,037

Goodwill

                  585,040

2,000,000

2,585,040

Furniture and Fixtures

               1,450,293

-

1,450,293

Total Assets

 $3,270,370

$4,583,333

$7,853,703

Customer Lists

The Company has acquired customer lists in five separate transactions. The customer lists will be amortized over a period of five years utilizing the straight-line method. Amortization expense related to the customer lists was $311,306 and $179,380 for the six months ended March 31, 2013 and 2012, respectively. Management has determined that no further impairment is necessary as of March 31, 2013.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2009, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2013, no additional accrual for income taxes other than the federal and state provisions and related interest and estimated penalty accruals is not considered necessary.

The Company has performed a review of its material tax positions. During the periods ended March 31, 2013 and 2012, the Company did not recognize any amounts for interest and penalties with respect to any unrecognized tax benefits.

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

On December 30, 2011 the Company acquired the assets of NYTEX through the issue of 20,000,000 shares ($0.25 per share) on December 30, 2011.   The value of $5,000,000 was allocated as follows: $2,300,000 for the trading platform, $200,000 for computer equipment, $500,000 for the customer lists, with the remaining balance of $2,000,000 allocated to goodwill.

In 2011 the Company acquired $585,040 in goodwill from the Orion acquisition.

Goodwill acquired in connection with the Quebec acquisition is $12,049,765 in the books and records of the Company.

Goodwill acquired in connection with the Titan and Cloud-Phone acquisitions is $717,381 in the books and records of the Company.

On December 28, 2012 the Company entered in to an agreement with the former owners of NYTEX under which the former owners unconditionally assumed all responsibility and liability for $992,958 of liabilities relating to invoices from three suppliers that were previously shown as accounts payable on the books of the Company. As a result of this transaction, the Company decreased the goodwill purchased in the transaction one year earlier.

Upon performing an evaluation at September 30, 2012, Management determined that none of the goodwill has been impaired. The Company will perform another evaluation upon the completion of an independent valuation of the assets acquired in the Quebec transaction.

Discontinued Operations

The Company has accounted for the sale of its entire holdings in its subsidiary Teliphone Inc. in accordance with ASC 360-10-45, Property, Plant, and Equipment – Overall – Glossary-Component of an Entity, (formerly FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets).    In the prior year financial statement comparatives, the Company disclosed the elements of the disposed subsidiary as discontinued operations.  This reclassification had no effect on earnings per share of the prior period as it was for presentation purposes only.

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

NOTE 3-

FIXED ASSETS

Fixed assets as of March 31, 2013 (unaudited) and September 30, 2012 were as follows:

	Estimated Useful	(unaudited)
	Life (Years)	March 31,	September 30,
		2013	2012

Buildings & Towers	-	647,327	-
Furniture and fixtures	5	87,321	689
Trading platform	5	2,302,000	2,300,000
Telecoms Networks	15	3,872,279	-
Switching equipment	15	1,696,422	-
Radio Equipment	17	1,862,381	-
Site Improvements	15	289,405	-
Vehicles	5	12,445	-
Computer equipment	3	2,872,174	1,902,276

		13,641,754	4,202,965
Less: accumulated depreciation		2,412,657	1,278,890
Fixed assets, net		$11,229,097	$2,924,075

There was $1,109,827 and $464,348 charged to operations for depreciation expense for continuing operations for the six months ended March 31, 2013 and 2012, respectively. In addition, based on an evaluation of the Company’s fixed assets, Management has determined that there is no impairment on any of these long-lived assets as of March 31, 2013

NOTE 4-

CUSTOMER LISTS

Customer lists as of March 31, 2013 (unaudited) and September 30, 2012 were as follows:

	Estimated Useful	(unaudited)
	Lives (Years)	March 31,	September 30,
		2013	2012
Customer lists	5	$ 5,180,674	$ 2,043,796

		5,180,674	2,043,796
Less: accumulated amortization		847,346	538,139
Customer lists, net		$4,333,328	$1,505,657

There was $310,880 and $179,380 charged to operations for amortization expense of customer lists for continuing operations for the six months ended March 31, 2013 and 2012, respectively. Based on an evaluation of the customers, Management has determined that there is no further impairment as of March 31, 2013.

NOTE 5-

RELATED PARTY LOANS

Current Related Party Debt

On April 1, 2011, the Company assumed debt of a shareholder previously held within its former majority-owned subsidiary, Teliphone Inc. of $70,828.  The loan matures on December 31, 2013 with interest only payable monthly at an annual rate of 12%.  The Company reserves the right to pay the principal in its entirety at any time without penalty. The total amount is outstanding as of March 31, 2013. Additionally, the Company has accrued $36,122 in interest on this payable.

The Company has also received a total of $136,587 from a former Director of the Company and a Company owned and controlled by the same Director as of March 31, 2013.  The advances are considered short term in nature, accrue interest at 10% per annum, and are due on demand. As of March 31, 2013, the Company has accrued $10,046 in interest on these advances.

During the period to March 31, 2013 the Company also received a loan from a related party in the amount of $95,928. This loan is interest free but repayable on demand.

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

Per the original terms of the A Debenture the A Debenture could either be paid to the holder on the anniversary or converted at the Company's option any time after the first anniversary at a conversion price equal to $0.25 per share of the common stock.  On February 1, 2013, the debenture was converted to a 2 year note at 12% per annum payable monthly with maturity on January 31, 2015, payable at any time by the Company without penalty.

On February 17, 2009, the Company entered into a 12% Convertible Debenture (the “B Debenture”) with an individual. The B Debenture had an original maturity date of February 17, 2010, and incurred interest at a rate of 12% per annum.  On February 17, 2010, the B Debenture was renewed for an additional 12 months at 12% and was further renewed to mature on February 28, 2014.

The total amount of the A and B Debentures was $60,180, plus accrued interest of $1,805 or $61,985.

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

COMMITMENTS/LITIGATION/INVESTMENT

The Company assumed the lease from its former subsidiary Teliphone Inc. for its Toronto, Canada offices, which was set to expire on August 31, 2014. In December 2012 the Company negotiated early termination of this lease and no further obligations remain.

Following the Quebec acquisition, the Company assumed a number of ongoing leases for the rental of properties used either as office space or for the provision of services to customers. These commitments are over variable terms from three to thirty years. Commitments under these leases over time are as follows:

Year to:

Amount of Commitment

September 30, 2013:

$900,618

September 30, 2014:

$1,433,045

September 30, 2015:

$1,225,546

September 30, 2016:

$617,373

September 30, 2017:

$181,361

September 30, 2018 & Onwards:

$154,634

Total Commitments

$4,512,578

The Company assumed the various capital lease agreements from its former subsidiary Teliphone Inc. for computer equipment with Dell Financial Services Canada Limited, both operating and capital leases.  The Company’s operating leases expired during the year ended September 30, 2011. All new leases the Company has entered into have been capital leases. (See Note 11).

Teliphone Business Solutions Corp.

In September 2011 the Company began negotiations with Dezmocom Inc. of Montreal to establish Teliphone Business Solutions Corp (“TBS”), a joint venture between the Company and Dezmocom dedicated to the marketing of the Company's products and services and the establishment of new sales channels. Dezmocom had an established track record of developing and overseeing marketing channels such as resellers and agents as well as internal expertise in sales of products the same or similar to those of the Company. Under an initial agreement executed on April 15, 2012 with the Company, Dezmocom would share profits from the joint venture equally. The Company has been working with Dezmocom on this project and has advanced $20,444 to TBS which has been matched by Dezmocom. This amount is reflected in investments at March 31, 2013. The Company subsequently reduced its stake in TBS to 20% to more accurately reflect the Company's level of involvement in TBS. However the Company continues to accrue the same direct financial benefits through sales of goods and services to TBS.

Orion Acquisition

On April 29, 2009, 9191-4200 Quebec Inc. (“9191”) entered into a purchase agreement with 3 individuals residing in the Province of Ontario, Canada for all of the issued and outstanding shares of Orion Communications Inc. (“Orion”).  On April 30, 2009, Orion, under management of 9191, executed a services agreement with the Company’s subsidiary, Teliphone Inc. to provide telecommunications services to the customers of Orion.  On January 18, 2010, 9191 filed a Statement of Claim in Superior Court of Justice in the Province of Ontario, Canada for rescission due to overpayment and damages totalling CDN$1,000,000 claiming misrepresentation of financial statements made by the former owners.

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

The former owners of Orion are also pursuing the Company’s former subsidiary, Teliphone Inc., for $150,000 for the early termination of the employment agreement.

On March 10, 2010, the Bank of Montreal (“BMO”), a Canadian financial institution and creditor of Orion filed a claim against the Company’s former subsidiary Teliphone Inc. requesting payment of Orion’s outstanding debt of CDN$778,607.  BMO stood as a secured creditor of Orion based on its issuance of a credit line to Orion in 2007.  BMO claimed that as a secured creditor holding a general security agreement, it had rights to the receivables of Orion and claims that these receivables are being collected by Teliphone Inc.

On March 30, 2011, the Company acquired the client lists from BMO and settled with BMO for a total of $375,000 payable over 24 months as follows:  $25,000 due at commencement, monthly payments of $11,458, plus a final payment of $75,000 in the 24th month (See Note 12 for further discussion).

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone.

On January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement requires a total payment of $305,520.69 for principal, interest and all costs payable over 10 months with an initial payment of $50,000, 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount ($175,679) as a current liability at March 31, 2013, and has made all required payments.

NOTE 8-

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

As of March 31, 2013, the Company has 250,000,000 authorized shares of common stock with a par value of $.001 and 124,660,745 shares issued and outstanding.

On May 4, 2011, The Company issued 3,804,088 shares for the acquisition of the rights to service the former clients of Orion Communications Inc. after its dispute settlement with Orion’s secured creditors.

On March 31, 2010 the Company agreed to issue 489,871 shares as part of an interest payment to shareholders in order to solidify personal guarantees in conjunction with an extension of the Company’s operating line of credit facility with its bank.  These shares have not yet been issued and the Company has an outstanding liability of $19,800 as of March 31, 2013.

During fiscal 2012, the Company also issued 1,800,000 shares of stock for its September 1, 2011 acquisition of $450,000 of equipment from Orion Communications, Inc.

On December 30, 2011 the Company issued 20,000,000 shares ($0.25 per share) for the acquisition of the New York Telecom Exchange Inc. The value of $5,000,000 was allocated as follows: $2,300,000 for the trading platform, $200,000 for computer equipment, $500,000 for the customer lists, and the remaining balance of $2,000,000 allocated to goodwill. This is a related party transaction as the Company’s President and CEO and 10% Beneficial Owner were majority owners of all the issued and outstanding stock of The New York Telecom Exchange, Inc.

During fiscal 2012, the Company also issued 1,800,000 shares of stock for its September 1, 2011 acquisition of $450,000 of equipment from Orion Communications, Inc.

On December 11, 2012, the Company issued 61,500,000 shares ($0.22 per share) for the acquisition of the core operations, assets and network of Navigata Communications 2009 Inc. The value of this transaction was $13,530,000.

On December 28, 2012, JAAM assumed the $5,000,000 debt for the acquisition of Navigata from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years from the date of vesting as follows:

Vesting Date

Number

Purchase Price

Expiry of

 of Warrant

of Warrants

per share (USD)

Warrant

1) December 15, 2013

5,000,000

 $0.20

December 15, 2016

2) December 15, 2014

2,500,000

 $0.40

December 15, 2017

3) December 15, 2015

1,666,667

 $0.60

December 15, 2018

4) December 15, 2016

1,250,000

 $0.80

December 15, 2019

5) December 15, 2017

1,000,000

 $1.00

December 15, 2020

These are the only warrants outstanding as of March 31, 2013 and there are no options outstanding at March 31, 2013.

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

At March 31, 2013 the Company had no deferred tax assets.

At March 31, 2013, the Company had a net operating loss in the amount of $538,722 for the six month period and a cumulative net loss of $3,545,678, which was generated within multiple provinces of Canada, but primarily Ontario and British Columbia.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

	2013	2012
Canadian Federal statutory rate	3.5%	3.5%
Canadian Provincial income taxes, net of federal benefits	12.0	12.0
Valuation allowance	0.0	0.0
	15.5%	15.5%

NOTE 10-

SERVICING CONTRACT FOR THE CUSTOMERS OF ORION COMMUNICATIONS INC.

On May 7, 2009, the Company’s then subsidiary Teliphone Inc. entered into an assignment agreement with 9191-4200 Quebec Inc. (“9191”) in order to have the customer contracts of Orion Communications Inc., assigned to the Company for its management.  No consideration was paid, however, the Company and 9191 agreed to share 50% each of the gross benefits received from the customer base.

On February 23, 2010, the Company’s agreement of assignment with 9191 was cancelled due to a default of the assignor.  As a result of the default, immediate payment for all amounts owed by 9191 was requested but 9191 did not comply.  The delivery of services to Orion clients was suspended, and the clients were permitted to request delivery of service directly from the Company.  Due to the cancellation of the contract, the Company took a write-down (fully impaired).

As a result of the lawsuits against the Company’s former subsidiary resulting from the transaction (See Note 7), on March 31, 2011, the Company negotiated and entered into an asset purchase agreement with Orion and 9191 to acquire the customers from Orion valued at $1,479,265. As consideration for these customers, the Company issued 3,804,088 shares at a value of $0.25 per share for a total of $951,022, paid $375,000 to the Bank of Montreal (“BMO”) in the form of a note payable (see Note 12) and applied the $153,243 in advances paid in prior years.

NOTE 11-

OBLIGATIONS UNDER CAPITAL LEASE

On April 1, 2011, the Company assumed the capital leases of its former subsidiary Teliphone Inc and on December 11, 2012 the Company assumed 5 finance leases for telecom networking equipment, following its acquisition of the Navigata core business.

At March 31, 2013, minimum future annual lease obligations are as follows:

Year Ending

March 31, 2014

$234,568

March 31, 2015

$251,483

March 31, 2016

$6,127

  ______

  492,178

Less: Amounts representing interest

  (28,569)

Total Capital Payable

  463,609

Less: Current portion

               (215,983)

Long-term portion

              $ 247,626

NOTE 12-

NOTE PAYABLE – BMO

On March 30, 2011, the Company entered into a non-interest bearing note payable (“Note”) to the Bank of Montreal (“BMO”) for a total of $375,000 as part of its dispute resolution regarding the management of the clients of Orion Communications Inc. The Note was payable over 24 months as follows:  $25,000 due at commencement, monthly payments of $11,458, plus a final payment of $75,000 in the 24th month.

On November 15, 2011, BMO did not accept the monthly payment claiming that additional legal fees were owed to BMO by Teliphone.

On January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement requires a payment of $305,520.69 for principal, interest and all costs payable over 10 months, with an initial payment of $50,000, 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount ($175,679) as a current liability at March 31, 2013 and has made all required payments.

NOTE 13-

NOTES PAYABLE

Navigata Asset Purchase

On December 11, 2012, the Company completed the acquisition of the core assets and network of Navigata Communications 2009 Inc. (“Navigata.”) The acquisition was effected through a two-step process involving a purchase agreement, dated as of November 30, 2012, among 9191-4200 Quebec Inc., a corporation incorporated under the laws of the Province of Quebec, Canada ("Quebec"), Navigata and certain affiliates of Quebec (the "Asset Purchase Agreement"); and a Share Exchange Agreement, dated as of December 11, 2012, by and between the Company and Fiducie Residence JAAM, a family trust registered in the Province of Quebec, Canada ("JAAM").

On November 30, 2012, pursuant to the Asset Purchase Agreement, Quebec acquired from Navigata selected assets and liabilities related to the business of providing telecommunications services, including voice, data and internet services, to service providers and end users, using its national MPLS-enabled data backbone, microwave backhaul network in British Columbia, and carrier points of interconnection in Vancouver, Toronto, Seattle, LA, and New York (the "Asset Purchase"). As consideration for the Asset Purchase, Quebec paid an aggregate consideration of CD$6,440,000, along with the assumption of certain limited current liabilities of Navigata, as follows: (i) CD$500,000 paid in cash by wire transfer at closing of the Asset Purchase; (ii) $940,000 to be paid in cash by certified check, wire transfer or other immediately available funds on December 14, 2012; and (iii) a total of CD$5,000,000 to be paid in cash in five separate, equal installments of CD$1,000,000 each due on December 15 of each of 2013, 2014, 2015, 2016 and 2017 (the "Deferred Consideration"). Interest will accrue on the Deferred Consideration at a rate of 6.5% per annum. In addition, under a Temporary Service Agreement, an additional CD$386,629 was agreed to be added to the purchase price for employees and Cascade Directors’ services, bringing the total purchase price to CD$6,826,630.

On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company.

At March 31, 2013 the total amount owing under this note is $30,051 and is shown as a current liability. The Company made $1,224,335 in payments from December 11, 2012 to March 31, 2013. In addition, the company recorded a current liability of $30,234 in respect of monies owed under the Transition Services Agreement associated with this asset purchase.

Titan and Cloud-Phone Share Purchases

See also Acquisitions, Note 14, describing debt incurred, acquired and outstanding related to the Quebec, Titan and Cloud Phone acquisitions.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc.  The acquisition was effected through a two stage process. Firstly, pursuant to a share purchase agreement (the “TSPA”) effective February 8, 2013, Fiducie Familiale M.A.A. acquired all of Titan’s outstanding shares in exchange for total consideration of $1,673,310 The consideration is payable in accordance with the following schedule: i) $344,505  paid at closing; ii) $34,450 paid 30 days from closing; iii) $34,450 paid 60 days from closing; and iv) the balance ($1,259,905) to be paid in 36 equal monthly payments ($34,997 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,640,435 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone above $531,522 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the TSPA plus the payment of $1.

At March 31, 2013 the total amount owing under this note was $1,294,355. The Company made $378,955 in payments from February 8, 2013 to March 31, 2013.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a share purchase agreement (the “CSPA”) effective February 8, 2013, MAA acquired all of Cloud-Phone’s outstanding shares in exchange for the assumption of certain liabilities of Cloud-Phone totaling $98,430. The consideration is payable in accordance with the following schedule: i) $20,473 payable at closing; ii) the balance ($77,957) to be paid in 20 equal monthly payments ($3,898 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the CSPA plus the payment of $1.

At March 31, 2013 the total amount owing under this note was $77,957. The Company made $20,473 in payments from February 8, 2013 to March 31, 2013.

At March 31, 2013, the future annual payments on the balances owing on the Titan and Cloud-Phone acquisitions are:

Year Ending

March 31, 2014

$463,652

March 31, 2015

$447,388

March 31, 2016

$416,678

March 31, 2017

$44,594

  ______

Total Capital Payable

1,372,312

Less: Current portion

              (463,652)

Long-term portion

              $ 908,660

Additionally, the Company also acquired three current notes payable through the Titan acquisition secured against the Titan 2012 SR&ED claim. At March 31, 2013 the total of these notes was $300,560 including $29,877 in accrued interest.

Vendor Notes

At March 31, 2013 the Company has $4,544,695 of notes payable outstanding with key telecommunication service suppliers. These notes were created during the period to March 31, 2013 through the renegotiation of outstanding vendor liabilities that were acquired with the Navigata asset acquisition in December 2012.

At March 31, 2013, the future annual payments on the balances owing on the vendor notes are:

Year Ending

March 31, 2014

$2,045,930

March 31, 2015

$1,578,919

March 31, 2016

$879,852

March 31, 2017

$4,817

March 31, 2018

$4,817

Beyond 5 years

$30,360

  ______

Total Payable

4,544,695

Less: Current portion

              (2,045,930)

Long-term portion

              $ 2,498,765

NOTE 15-

ACQUISITIONS

Quebec

The Company acquired the assets of Quebec as noted below.  Based on the fair values at the effective date of acquisition the purchase price in US$ was allocated as follows:

Net Assets Purchased
Property, plant and equipment	$7,758,629
Customer lists	2,152,578
Cash	943,726
Prepaid expenses and other current assets	4,334,079
Accounts receivable	2,347,975
Accounts payable and other current liabilities	(9,171,061)
Long-term payables	(598,459)
Notes payable under Asset Purchase Agreement (Nov 30, 2012) (1)	(6,287,232)
Goodwill	12,049,765
Purchase Price	$13,530,000

(1)

 On December 28, 2012, JAAM assumed the $5,000,000 debt from the Company in exchange for 11,416,667 warrants for common shares of the Company. The warrants are based on a vesting schedule of 5 tranches with each tranche exercisable for 3 years from the date of vesting.

The goodwill will not be amortized but will be tested annually for impairment. Goodwill in connection with this acquisition is stated at $12,049,765 in the books and records of the Company.

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

Titan and Cloud-Phone

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a share purchase agreement (the “TSPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"),  acquired all of Titan’s outstanding shares in exchange for total consideration of $1,673,310 The consideration is payable in accordance with the following schedule: i) $344,505  paid at closing; ii) $34,450 paid 30 days from closing; iii) $34,450 paid 60 days from closing; and iv) the balance ($1,259,905) to be paid in 36 equal monthly payments ($34,997 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,640,435 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone above $531,522 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the TSPA plus the payment of $1.

At March 31, 2013 the total amount owing under this note was $1,294,355. The Company made $378,955 in payments from February 8, 2013 to March 31, 2013

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone. The acquisition was effected through a two stage process. Firstly, pursuant to a share purchase agreement (the “CSPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA") acquired all of Cloud-Phone’s outstanding shares in exchange for the assumption of certain liabilities of Cloud-Phone totaling $98,430. The consideration is payable in accordance with the following schedule: i) $20,473 payable at closing; ii) the balance ($77,957) to be paid in 20 equal monthly payments ($3,898 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the CSPA plus the payment of $1.

At March 31, 2013 the total amount owing under this note was $77,957. The Company made $20,473 in  payments from February 8, 2013 to March 31, 2013.

The combined net assets purchased in both transactions on February 8, 2013 were:

Net Assets Purchased
Property, plant and equipment	$207,170
Customer lists	984,300
Cash	3,700
Current assets	750,388
Current liabilities	(865,825)
Long-term Liabilities	(25,374)
Goodwill	717,381
Purchase Price	$1,771,740

The goodwill will not be amortized but will be tested annually for impairment. Goodwill in connection with these acquisitions is recorded at $717,569 in the books and records of the Company

The following table shows pro-forma results for the years ended September 30, 2012 and 2011 as if both acquisitions had occurred on October 1, 2010. These unaudited pro forma results of operations are based on the historical financial statements and related notes of each of the purchased Company and Teliphone Corp.

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

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Titan Communications Inc. The acquisition was effected through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company, acquired all of Titans outstanding shares in exchange for a total consideration of $1,673,310 The consideration is payable in accordance with the following schedule: i) $344,505  paid at closing; ii) $34,450 paid 30 days from closing; iii) $34,450 paid 60 days from closing; and iv) the balance ($1,259,905) to be paid in 36 equal monthly payments ($34,997 each) beginning 90 days from closing. Additional consideration equal to, 10% of the aggregate revenue generated by Titan above $1,640,435 in the first 12 months beginning 30 days from closing and 10% of the aggregate revenue generated by Cloud-Phone Inc above $531,522 in the first 12 months beginning 30 days from closing, may also be payable if the revenue thresholds are surpassed. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Titan in return for assuming all liabilities due to the former shareholders of Titan under the SPA plus the payment of $1.

On February 8, 2013 the Company completed the acquisition of 100% of the outstanding stock of Cloud-Phone Inc. The acquisition was effected pursuant through a two stage process. Firstly, pursuant to a Share Purchase Agreement (the “SPA”) effective February 8, 2013, Fiducie Familiale M.A.A. ("MAA"), a related party to the Company acquired all of Cloud-Phones outstanding shares in exchange for the assumption of certain liabilities of Cloud Phone totaling $98,430. The consideration is payable in accordance with the following schedule: i) $20,473 payable at closing; ii) the balance ($77,957) to be paid in 20 equal monthly payments ($3,898 each) beginning 30 days after closing. Secondly, also on February 8, 2013 the Company acquired from MAA all share capital, assets and liabilities of Cloud-Phone in return for assuming all liabilities due under the SPA plus the payment of $1.

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

We offer the following products and services to customers utilizing VoIP and traditional technology platforms:

Residential voice, data and television service. Customers purchase various equipment based on the services they require to be delivered.  The offering of services occurs over a combination of telecommunications platforms.  For example, the data connection provided is rented by us from a Tier-1 provider who has network access in the geographical area of the customer.  We then offer Voice and Television services utilizing our technology over this data connection.  The customer sees one invoice for all communications services delivered to their location, and see one provider for these services.  Residential voice, data and television service accounts for approximately 10% of the revenue we generated during the three months ended March, 2013.

Business voice and data services. Similar to the residential product and service offering, business customers generally purchase larger volume and more robust, commercial grade equipment that when coupled with our multiple services offering, complete the needs of our Business Customers who likewise receive one invoice from us for all of their monthly services consumption.  Business voice and data service accounts for approximately 55% of the revenue we generated during the three months ended March 31, 2013.

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

Wholesale Sales.  We distribute our products and services through wholesalers. A wholesaler is a business partner who purchases our products and services “unbranded” or on a private label basis and re-bills the services to their end-user customers. In the case of a sale to our wholesalers, we do not sell the hardware below cost.  The agreements between our wholesalers and our customers are similar to those that we have with our retail customers. The wholesalers provide monthly calling services to their customers and invoice them on a monthly basis on their usage. Our form of general conditions for use of our telecommunications products and services is the agreement that we hold with our wholesalers. While product and professional liability cannot be entirely eliminated, the conditions set forth in terms and conditions of sale serve to forewarn wholesalers that should a stoppage of service occur, we cannot be held liable.  On January 1, 2013, the Company acquired a comprehensive product and professional liability insurance policy.

Direct Sales.  We distribute our products and services directly to customers via our own sales force.  We currently employ 8 people in this capacity, providing sales solutions directly to larger business clients throughout Canada.

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

New York Telecom Exchange Wholesale Traffic.  Wholesale traffic is transacted business to business whereby sellers of voice termination, sell capacity to carriers which need to terminate voice calls in a particular market.  These are typically high level transactions between individuals whose sole function is to buy or sell on behalf of their business. Companies often undertake both buying and selling of voice termination.  Sales are therefore generated primarily as a result of established relationships between the parties. Teliphone  relies heavily on personnel with such relationships supplemented by presence at major wholesale traffic trade shows such as the International Telecoms Week. Wholesale traffic accounted for approximately 42% of the revenue we generated for the six months ended March 31, 2013.

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

Three Months Ended March  31, 2013 compared with Three Months Ended March  31, 2012.

For the three month period ended March 31, 2013, we recorded sales of $9,844,761 as compared to $6,140,917 for the same period in 2012.  The increase represents the revenue recorded from the acquired operations of Navigata Communications 2009 Inc. and pro-rated operations of the acquired operations of Titan Communications Inc. and Cloud-Phone Inc.

Our cost of sales was $5,610,167 for the three month period ended March 31, 2013, as compared to 4,993,699.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network. The increase represents the revenue recorded from the acquired operations of Navigata Communications 2009 Inc. and pro-rated operations of the acquired operations of Titan Communications Inc. and Cloud-Phone Inc.

Our aggregate operating expenses for the three month period ended March 31, 2013, were $4,389,185 compared to $966,658 for the prior year. The Company incurred a number of one-time charges related to the acquisition of the operations of Navigata Communications 2009 Inc. Titan Communications Inc and Cloud-Phone Inc. particularly related to legal costs and costs of integration. Other general and administrative expenses were $972,606 compared with $133,189 in the prior year.  Wages, professional and consulting fees were $2,453,883 during that period as opposed to $388,948 for the same period last year, the increase due to acquisition of Navigata, Titan and Cloud-Phone employees, the hiring of additional technical support, customer support and legal fees. The Company increased its depreciation expenses to $903,807 for the three month period from $444,521. The significant increase in depreciation is due to upgrades in the Company's network as well as the acquisition of NYTEX and Navigata assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period as well as the NYTEX platform and customer lists and the newly acquired assets of the Navigata core business.

As a result, we had net loss of $175,630 for the three month period ended March 31, 2013 as compared to a net income of $175,349 for the same period in the prior year.   The decrease in operating income is primarily due to the one-time payments and adjustments from due to acquisitions, an increase in depreciation due to equipment upgrading, the acquisition of NYTEX and Navigata assets and purchase of professional services for product development.

Earnings before interest, taxes, depreciation, and amortization was $749,216 during the three month period compared with $625,081 in the same period in the prior year.

Segregated revenues and costs for the wholesale (NYTEX and part of the recently acquired Navigata business) and Voice/Data (TeliPhone and the balance of the Navigata business) are shown in the table below. While revenue segregation is fairly straightforward, both Voice/Data and Wholesale share common infrastructure including network costs, administration, customer service and overhead.  Costs for these components have been allocated according to reasonable loading estimates between the two segments. All direct costs of revenues are allocated to the respective segment.

	TELIPHONE CORP.
	SEGREGATED FINANCIAL SUMMARY
	THREE MONTHS ENDED MARCH 31, 2013

	Wholesale	Voice/Data	Total

Segmented Operating Revenues	$4,350,250	$5,494,511	$9,844,761
Total Cost of Revenues	2,397,513	3,212,654	5,610,167
Gross Profit	1,952,738	2,281,856	4,234,594
Total Operating Expenses Net of Depreciation and Amortization	1,558,402	1,926,976	3,485,378
Depreciation and Amortization	439,685	464,122	903,807
Other Expenses	9,220	11,819	21,039

Net (Loss) Applicable to Common Shares	$(54,570)	$(121,061)	$(175,630)

The comparative from the prior year for the segregated financial summary for the three months ended March 31 2012, is the same as the table shown for the six months ended March 31, 2012 shown below.  This is because the company only commenced segmented operations at January 1, 2012.

Six Months Ended March  31, 2013 compared with Six Months Ended March  31, 2012.

For the six month period ended March 31, 2013, we recorded sales of $12,732,614 as compared to $7,366,093 for the same period in 2012.  The increase represents the revenue recorded from the acquired operations of Navigata Communications 2009 Inc. and pro-rated operations of the acquired operations of Titan Communications Inc. and Cloud-Phone Inc.

Our cost of sales was $7,292,698 for the six month period ended March 31, 2013, as compared to $5,790,654.  Our cost of sales also includes our commissions paid to our re-sellers as we are distributing a portion of recurring revenues to the re-seller after the sale has been consummated. Our cost of sales also includes any variable costs of service delivery that we may have, including our per-minute costs for terminating our customers’ calls on another carrier’s network. The increase represents the revenue recorded from the acquired operations of Navigata Communications 2009 Inc. and pro-rated operations of the acquired operations of Titan Communications Inc. and Cloud-Phone Inc.

Our aggregate operating expenses for the six month period ended March 31, 2013, were $5,948,168 compared to $1,479,498 for the prior year. The Company incurred a number of one-time charges related to the acquisition of the operations of Navigata Communications 2009 Inc. Titan Communications Inc and Cloud-Phone Inc. particularly related to legal costs and costs of integration. Other general and administrative expenses were $1,359,209 compared with $213,129 in the prior year.  This increase was due to the significant increase in operating expenses related to acquisition of Navigata Communications 2009 Inc. Wages, professional and consulting fees were $3,076,128 during that period as opposed to $622,641 for the same period last year, the increase due to acquisition of Navigata, Titan and Cloud-Phone employees, the hiring of additional technical support, customer support and legal fees. The Company increased its depreciation expenses to $1,420,707 for the six month period from $643,728. The significant increase in depreciation is due to upgrades in the Company's network as well as the acquisition of NYTEX and Navigata assets.  The Company commenced its depreciation of its computer equipment acquired during the consolidation of April 1, 2011, has commenced to depreciate its acquired Orion Communications client lists effective April 1, 2011 and has commenced to depreciate equipment purchased during the period as well as the NYTEX platform and customer lists and the newly acquired assets of the Navigata core business.

As a result, we had net loss of $538,722 for the six month period ended March 31, 2013 as compared to a net income of $86,846 for the same period in the prior year.   The decrease in operating income is primarily due to the one-time payments and adjustments from due to acquisitions, an increase in depreciation due to equipment upgrading, the acquisition of NYTEX and Navigata assets and purchase of professional services for product development.

Earnings before interest, taxes, depreciation, and amortization was $912,455 during the six month period compared with $739,669 in the same period in the prior year.

Segregated revenues and costs for the wholesale (NYTEX and part of the recently acquired Navigata business) and Voice/Data (TeliPhone and the balance of the Navigata business) are shown in the table below. While revenue segregation is fairly straightforward, both Voice/Data and Wholesale share common infrastructure including network costs, administration, customer service and overhead.  Costs for these components have been allocated according to reasonable loading estimates between the two segments. All direct costs of revenues are allocated to the respective segment.

TELIPHONE CORP.

SEGREGATED FINANCIAL SUMMARY

SIX MONTHS ENDED MARCH 31, 2013

Wholesale

Voice/Data

Total

Segmented Operating Revenues

$5,316,588

$7,416,026

$12,732,614

Total Cost of Revenues

3,166,060

4,126,638

7,292,698

Gross Profit

2,150,528

3,289,388

 5,439,916

Total Operating Expenses

Net of Depreciation and

Amortization

1,854,146

2,673,315

4,527,461

Depreciation and Amortization

692,267

728,440

1,420,707

Other Expenses

     12,376

18,094

30,470

Net (Loss)  Applicable

to Common Shares

$(408,261)

        $(130,461)

$(538,722)

Segmented Fixed and Intangible Assets

Wholesale

Voice/Data

Total

NYTEX Trading Platform

$1,343,667

$-

$1,343,667

Client Lists

2,134,998

                2,198,330

4,333,328

Goodwill

                  6,839,098

             7,520,130

14,359,228

Furniture and Fixtures

               446,947

653,491

1,100,438

Vehicles

-

11,062

11,062

Buildings & Towers

258,377

377,779

636,156

Telecoms Network

1,070,166

2,614,635

3,684,801

Switching Equipment

645,197

943,355

1,588,552

Radio Equipment

738,408

1,079,641

1,818,049

Site Improvements

111,437

162,934

274,370

Computer HW & SW

313,552

458,451

772,002

Total Assets

 $13,901,847

     $16,019,808

   $29,921,653

TELIPHONE CORP.

SEGREGATED FINANCIAL SUMMARY

SIX MONTHS ENDED MARCH 31, 2012

Wholesale

Voice/Data

Total

Segmented Operating Revenues

$5,042,126

$2,323,967

$7,366,093

Total Cost of Revenues

                4,208,555

1,582,099

5,790,654

Gross Profit

                   833,571

741,868

1,575,439

Total Operating Expenses

Net of Depreciation

and Amortization

                   214,207

630,658

844,865

Depreciation and Amortization

-

643,728

643,728

Net Income (Loss)

Applicable to Common Shares

        $619,364

($532,518)

$86,846

Segmented Fixed Assets

NYTEX Trading Platform

$-

$2,108,333

$2,108,333

Client Lists

               1,235,037

475,000

1,710,037

Goodwill

                  585,040

2,000,000

2,585,040

Furniture and Fixtures

               1,450,293

-

1,450,293

Total Assets

 $3,270,370

$4,583,333

$7,853,703

Liquidity and Capital Resources

At March 31, 2013:

On our condensed consolidated balance sheet as of March 31, 2013, we had assets consisting of accounts receivable in the amount of $6,830,784, inventory of $118,655, prepaid expenses of $3,571,539, investments of $20,021 and cash of $70,271. We also show fixed assets, net of depreciation of $11,229,097.  We likewise show Net Customer List asset value of $4,333,328 representing the acquisition of the client contracts from Orion Communications Inc., the New York Telecom Exchange Inc., Navigata Communications 2009 Inc. Titan Communications Inc., Cloud-Phone Inc. and $14,359,228 representing the goodwill from our acquisition of the clients of Dialek Telecom in 2008, the client contracts of Orion in 2011, the New York Telecom Exchange Inc. and operations of Navigata Communications 2009 Inc.  Our balance sheet reflects an accumulated deficit of $3,545,678 and total stockholder’s equity of $22,733,316.

We had net cash generated by operating activities of $930,652 during the six month period ended March 31, 2013 compared to net cash provided by operating activities of $407,974 in the prior year.

We had net cash used in investing activities of $396,699 for the six month period ended March 31, 2013, as compared to $282,461 use of cash in the prior period in 2012.

For the six month period ended March 31, 2013, we had net cash used in financing activities of $423,686 versus $183,270 used in the same period in 2012.

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

We anticipate raising funds in order to increase our base of customers through the acquisition of telecommunications resellers.  No financing agreements to date exist for the Company, but Management believes that growth the acquisition of clients will continue to support the growth of the Company in lieu of intense marketing expenditures.  Likewise, we continues to pursue and carry out our business plan, which includes marketing programs aimed at the promotion of our services, hiring additional staff to distribute and find additional distribution channels, enhance the current services we provide.

Other than current requirements from our suppliers, and the maintenance of our current level of operating expenses, we do not have any commitments for capital expenditures or other known or reasonably likely cash requirements.

We have reclassified a $70,828 of related party loans as a current liability in this quarter due to the requirement of repayment at December 31, 2013. Including this item, we have total current related party obligations of $349,511.

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

Going Concern

Due to the lack of significant cash flow and the large working capital deficiency, these factors continue to raise doubt about the Company’s ability to continue as a going concern.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to us, if at all.

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

Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has an allowance for doubtful accounts of $1,183,571 at March 31, 2013.  This includes a specific provision against a debt owed by one of the Company’s largest customers for the amount of $645,406.

Accounts receivable for Teliphone Corp. are generally due within 30 days and collateral is not required. Unbilled accounts receivable represents amounts due from customers for which billing statements have not been generated and sent to the customers. Wholesale traffic generally operates on a 15 net 15 basis. Traffic that is purchased during the first 15 days of the month is due on the last day of the month and traffic purchased from the 16th to the end of the month is due on the 15th of the following month. Wholesale traffic may require pre-payment if credit has not been established or exceeds established credit limits. Also in the case of wholesale traffic, the Company may negotiate other terms with clients as appropriate and may require pre-payment of traffic if no credit can be established or if a client desires to exceed its established credit limit

Income Taxes

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

ITEM 4. CONTROL AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Quarterly Report, were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our conclusion is based primarily on our inadvertent failure to file management's assessment of internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the period ending September 30, 2012, which failure stems, we believe, primarily from the fact that we have limited personnel on our accounting and financial staff.  We are in the process of considering changes in our disclosure controls and procedures in order to address the aforementioned failure to timely file the notification. We believe that improvements will occur following the acquisition and amalgamation of Navigata Communications 2009 Inc due to more internal resources being available for delivery of effective disclosures, controls and procedures.

The expanded entity now has a dedicated staff position to each of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President Corporate Affairs rather than combined responsibilities.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the period ended March 31, 2013.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Former Owners of Orion Communications Inc.

During the three months ended March 31, 2013, there have been no material developments in the legal proceedings discussed in our annual report filed on form 10-K for the year ended September 30, 2012.

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

On January 23, 2013 the Company reached an all-party agreement to settle all outstanding issues and obligations. The agreement now calls for a payment of $305,520.69 which covers principle, interest and all costs to be paid over 10 months. An initial payment of $50,000 and the agreement calls for 9 monthly payments of $25,000 and a final payment of $30,520.69 on October 31, 2013. The Company has classified the entire amount as a current liability on September 30, 2012, and has successfully made all required payments through May 2013.

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

Dated: May 30, 2013

TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Chief Executive Officer and President

 TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Principal Financial Officer

 TELIPHONE CORP.

 /s/ Benoit Laliberte

 Benoit Laliberte

 Principal Accounting Officer