Form 10-Q/A
period 2013-03-31
Teliphone Corp
filed 2013-09-10
CIK 1101783

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

EXPLANATORY NOTE

The sole purpose of this amendment to Teliphone Corp’s quarterly report on Form 10-Q for the period ended March 31, 2013, filed with the Securities Exchange Commission on May 30, 2013 (the “Form 10-Q”), is to furnish the interactive data files set forth in Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

See the Exhibit Index following the signature page to this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada.

Dated: September 10, 2013

TELIPHONE CORP.

/s/ Benoit Laliberte
Benoit Laliberte
Chief Executive Officer and President

TELIPHONE CORP.

/s/ Benoit Laliberte
Benoit Laliberte
Principal Financial Officer

TELIPHONE CORP.

/s/ Benoit Laliberte
Benoit Laliberte
Principal Accounting Officer

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed or furnished with the initial filing of this Form 10-Q filed on March 31, 2013.

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.